Form 10KSB40
period 1999-12-31
INET COMMERCE CONDUIT CORP
filed 2000-03-20
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-28363

                        Inet Commerce Conduit Corporation
                 (Name of Small Business Issuer in Its Charter)


            Florida                                         65-05830
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
  Incorporation or Organization)                             Number)

615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada            M453C5
      (Address of Principal Executive Offices)                        (Zip Code)

                                 (416) 482-3191
                            Issuer's Telephone Number

Securities to be registered pursuant to Section 12(b) of the Act:
         (Title of class)                   Name of exchange on which registered
             None

Securities to be registered under Section 12(g) of the Act:
                                    $.001 Per Share Par Value Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes     No  X  (Has not been subject to requirement for 90 days)
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The revenue for its most fiscal year was $2,014.00.

The last quoted bid price for the Issuer's Common Stock was on October 22, 1999 more than 60 days prior to this report. On February 29, 2000, there were 5,432,200 shares of Common Stock outstanding held by non-affiliates of the Issuer.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of each of the Issuer's common stock as of February 29, 2000 was 6,517,200.

Documents incorporated by reference. There are no: (1) annual report to security holders; (2) proxy or information statements; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act") incorporated by reference herein.

                     Traditional Small Business Disclosures
                               Format (Check one):
                                 Yes  X  No
                                     ---   ---

                                     PART I

The Issuer, Inet Commerce Conduit Corp., a Florida corporation, is electing to furnish the information required by Items 6-12 of Model B of Form 1-A under Alternative 2 of Form 10-SB.

Item 1A.  Company Risk Factors.
--------  ---------------------

     The Issuer and its outstanding securities are subject to risks including those set out in this Item 1A.

     WE ARE ENTERING INTO A NEW BUSINESS AND HAVE NO PRESENT CLIENTS OR REVENUE. The Issuer is initiating operations into a new business of acting as a business and financial consultant to, or investing in, new or emerging business engaged in an Internet related enterprise. The Issuer presently has no clients or any source of significant revenue. Unless its efforts to develop the new business are successful, the Issuer will have to acquire additional capital or cease operations.

     WE WILL NEED ADDITIONAL CAPITAL TO BE ABLE TO MAKE VENTURE CAPITAL INVESTMENTS IN DEVELOPING INTERNET COMPANIES. The Issuer does not presently have sufficient capital to make material investments in new or emerging Internet ventures. To be able to implement this portion of its business plan, it will have to develop such capital from revenue or acquire additional investment capital. There is no assurance the Issuer will have any future operating revenue; and there are no arrangements for or assurances of any additional capital.

     WE WILL HAVE TO  DEVELOP A  CONSULTING  AND  MANAGEMENT  TEAM TO BE ABLE TO
SERVICE ANY FUTURE BUSINESS. The Issuer's only present employee is its President. To be able to adequately service any future clients and business it may acquire, the Issuer will have to develop an adequate team of consultants or employees. The Issuer is presently in discussions with prospective consultants experienced in the requisite areas.

     THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT WILL CONTINUE OUR OVERHEAD AND ASSET DEPLETION. The cost of filing this registration statement and in complying with the reporting requirements created by this filing will materially increase the Issuer's administrative overhead and accelerate the depletion of its assets.

     WE HAVE NO PRESENT ARRANGEMENTS TO ACQUIRE ANY ADDITIONAL CAPITAL NEEDED TO CONTINUE OUR EXISTENCE. The Issuer has no present arrangement under which it might acquire any additional capital needed to continue its existence. There is no assurance that it will be able to develop any such capital source.

     WE HAVE NO ASSURANCE THAT ANY BUSINESS COMBINATION OR ASSET ACQUISITION WE MIGHT MAKE WILL BE SUCCESSFUL. There is no assurance that any business combination or asset acquisition entered into by the Issuer will result in successful income producing operations.

Item 1.  Description of the Business
-------  ---------------------------
(Item 6 of Model B of Form 1A)

     The Issuer was organized on September 20, 1996 as a Florida corporation named Cosmetics Consultants Corporation. Its name was changed to Lomillo Consultants Corp. on November 25, 1996 and then to Inet Commerce Conduit Corp. on July 17, 1997. On July 17, 1997 the Issuer also completed a reorganization in which its then outstanding 1,034,4000 shares of Common Stock were reverse split into 517,200 shares on the basis of one new share for each two old shares. All references to outstanding Common Stock contained herein have been adjusted to reflect this reverse stock split.

     The Issuer was formed to provide advice and sales support services to retail sellers of cosmetic products. These services involved staff training, in-house promotions, mail order sales programs and arrangement of joint promotions between the cosmetic suppliers and the retail sellers, all designed to increase the retailer's cosmetic sales.

     In September of 1996, the Issuer sold 500,000 shares to its then President and director for $10,000.00. During the period from October of 1996 through February, the Issuer sold an additional 17,200 shares of Common Stock at $0.30 per share for total proceeds of $5,160.00. These shares were sold pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided in Rule 504 of Regulation D adopted under that Act.

     The issuer continued to pursue the marketing of its sales development and support services to retailers of cosmetic products through 1997 without material results.

     From February 10, 1999 through April 1, 1999, the Issuer sold 6,000,000 shares of its Common Stock at $.05 per share for total proceeds of $300,000.00. These shares were sold pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided in Rule 504 of Regulation D adopted under that Act.

     In September of 1999, the Issuer terminated its efforts to market its sales and support services to retailers of cosmetic products, due to a lack of sales. In November of 1999, Paul H. Stone, President of the Issuer, became its sole officer and director. Mr. Stone was so engaged to initiate the Issuer's activities in its new business venture related to the Internet. The Issuer acts as a consultant to Internet related enterprises that are seeking capital. It may, in the future, act as a venture capital firm and make direct investments in Internet companies

     The  Issuer  is  presently   negotiating   consulting   arrangements   with
experienced venture capitalists, investment bankers, systems analysts and technical Internet consultants to put together a team able to evaluate and assist emerging Internet companies and introduce them to potential capital sources. The Issuer will only be paid for its services if its client is successful in acquiring capital. The Issuer's activities will include: (i) reviewing and evaluating the client's business plan, business operations, personnel and facilities; (ii) advising the client as to its business and capital structure; (iii) assisting the client in developing information and documentation on its company, operations and an investment therein; and (iv) introducing the client to capital sources interested in an investment in such a business venture. The Issuer may take steps to facilitate negotiations between a client and prospective capital sources; but will not engage in selling activities as such.

     If sufficient capital becomes available to the Issuer, it may also acquire and hold direct venture capital investments in Internet related companies it has evaluated. There are no present arrangements under which the Issuer can acquire such capital, nor any assurance that such capital will become available. It is the present intention of the Issuer, that most venture capital investments will result in the Issuer holding a majority voting interest in the company in which the investment is made and to otherwise conduct its operations so that the Issuer does not become an Investment Company under the Investment Company Act of 1940.

Item 2.  Description of Property
-------  -----------------------
(Item 7 of Model B of Form 1A)shares of Common Stock

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents which were approximately $221,000, as of December 31, 1999.

     The Issuer's present operations are conducted at the residence office of its President and through the use of a mail drop at 615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada M4S3C5. The Issuer's President has not previously and will not in the future charge the Issuer for its use of these facilities. The Issuer is in the process of locating its initial office facility to be located in Toronto, Ontario. Additional offices may be located in other areas, as and if, the Issuer's business develops.

Item 3.  Directors, Executive Officers and Significant Employees.
-------  --------------------------------------------------------
(Item 8 of Model B of Form 1A)

         The following table sets forth information regarding the sole director and executive officer of the Company.

                                                                    Beginning
                                                                       of
         Name               Age               Positions               Term
         ----               ---               ---------             ---------

         Paul H. Stone      41         President and Director          11/99

     Paul H. Stone became the President and sole director if the Issuer on November 1, 1999. From 1980 to 1997, Mr. Stone was a "money market" broker for various companies working in monetary and securities transactions between banks and investment banking firms in Toronto, Canada. These employers and employment periods were: (I) 1980-1983 / Euro-Brokers Harlow, Ltd.; (ii) 1983-1988 / Prebon Yamane; (iii) 1988-1989 / Garvin, Guy, Butler; (iv) 1989-1993 / Prebon Yamane;
(v) 1993-1995 / Tullet and Tokyo Forex, Inc.; and (vi) 1995-1997 / Contor Fitzgerald. From 1997 to May of 1999, Mr. Stone operated his own company, Protective Products in Toronto, Ontario. That company was engaged in importing into Canada and distributing skin care products. It is anticipated that as the activities of the issuer increase in its new business, additional officers, directors and employees will be appointed or employed. The identity of such persons in not now known.

Item 4.  Remuneration of Directors and Officers.
-------  --------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the former officers and directors of the Issuer during the year 1999 is as follows:

1998                       Patti Cooke (1)           Administrative Fee (1)             $15,000.00

1/1/99 to 9/30/99          Patti Cooke (1)           Administrative Fee (1)             $15,000.00
                                                                                        ----------

                           Total                                                        $30,000.00

     (1) These administrative fees were paid to Wellington Cooke Gallery for services performed for the Issuer by Patti Cooke who was then Secretary of the Issuer. She is the sole owner of that company.
     (2) These administrative fees were paid to Hatchment Holdings, Inc., an Ontario company wholly owned by Bradley R. Wilson who was then President and the director of the Issuer


     In addition, the Issuer paid cellular telephone charges for mobile telephones used by its then officers and directors during the year 1999 as follows:

     --------------------------------------------------------------------
     Period               Name of Individual        Telephone Charges (1)
     --------------------------------------------------------------------
     1999                 Patti Cooke                       $2,248.87

     1999                 Bradley R. Wilson                 $1,235.61
                                                            ---------
     Total 1999                                             $3,484.48


     (1) It is estimated that approximately 90% of these charges were for calls on the Issuer's business. Accordingly, approximately $350.00 of the total paid of $3,484.48 could be deemed to be compensation to the named officers and directors.

     Paul H. Stone will receive a salary, commencing December 1, 1999 at a rate of $250.00 per month. If the Issuer's business develops and it begins to generate revenue, the salary may be increased in an amount not now determinable.

Item 5.  Security Ownership of Management and Certain Securityholders.
-------  -------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of February 29, 2000 with respect to the ownership of the Issuer's Common Stock by its sole officer and director, and any person owning more than 10% of the Issuer's Common Stock:

Title of                    Name and              Number of            Percent
  Class                 Address of Owner         Shares Owned          of Class
---------               ----------------         ------------          --------

Common Stock            Paul H. Stone               785,000              12.0%
                        10 Elm Road
                        Toronto, Ontario M5M 3T2
                        Canada

     There are no outstanding options, warrants or other rights to acquire shares of the Issuer's Common Stock.

Item 6.  Interest of Management and Others in Certain Transactions.
-------  ----------------------------------------------------------
(Item 11 to Model B of Form 1A)

     In April of 1999, Hatchment Holdings, Inc., an Ontario corporation wholly owned by the then President and sole director of the Issuer purchased 300,000 shares of its Common Stock for $0.05 per share. In addition, Wellington Cooke Gallery, a company wholly owned by the then Secretary of the Issuer, also purchased 300,000 shares at $0.05 per share. These shares were purchased in an offering made by the Issuer under Rule 504 of Regulation D adopted under the Securities Act of 1933. They were purchased on the same terms and conditions as the non-affiliated purchasers in the offering.

     During the year 1999 the Issuer reimbursed Hatchment Holdings, Inc. $10,000 for legal fees of the Issuer which had been advanced by Hatchment. During 1999, it also reimbursed Wellington Cooke Gallery $3,500 for painting expenses of the Issuer which had been advanced by Wellington Cooke.

     In May of 1999, the Issuer loaned Hatchment Holdings, Inc. $70,000 on an unsecured demand loan. The loan was repaid in October of 1999 in full together with $2,041.00 in interest.

Item 7.  Description of Securities.
-------  --------------------------
(Item 12 of Model B of Form 1A)

     The Issuer's authorized capitalization consists of 50,000,000 shares of $.001 par value common stock ("Common Stock"). As of February 29, 2000, there were 6,517,200 shares of Common Stock outstanding and there are no outstanding options, warrants or other rights to acquire shares of Common Stock. Under applicable Florida law and its Articles of Incorporation, the Issuer's Board of Directors may issue additional shares of its stock to bring its outstanding stock up to the total amount of authorized Common Stock without approval of its shareholders.

     On July 18, 1997 the Issuer completed a recapitalization in which its them outstanding 1,034,400 shares of Common Stock were reverse split on the basis of one new share for each two old shares. Thus the then outstanding 1,034,400 shares became 517,200 shares. All references to outstanding Common Stock contained in this Form 10-SB have been adjusted to give effect to this reverse stock split.

     The shares of Common Stock currently outstanding are fully paid and non-assessable. The holders of Common Stock do not have any preemptive rights to acquire shares of any capital stock of the Company. In the event of liquidation of the Company, assets then legally available for distribution to the holders of Common Stock (assets remaining after payment or provision for payment of all debts and of all preferential liquidation payments to holders of any outstanding Preferred Stock) will be distributed in pro rata shares among the holders of Common Stock and the holders of any outstanding Preferred Stock with liquidation participation rights in proportion to their stock holdings.

     Each stockholder is entitled to one vote for each share of Common Stock held by such shareholder. A quorum for a meeting of the stockholders is one-half of the shares of capital stock entitled to vote at that meeting. There is no right to cumulate votes for the election of directors. This means that holders of more than 50% of the shares voting for the election of directors can elect 100% of the directors if they choose to do so; and, in such event, the holders of the remaining shares voting for the election of directors will not be able to elect any person or persons to the Board of Directors.

     Holders of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available therefore; and then, only after all preferential dividends have been paid on any outstanding Preferred Stock. The Company has not had any earnings and it does not presently contemplate the payment of any cash dividends in the foreseeable future.

     The  Issuer's   Common  Stock  does  not  have  any  mandatory   redemptive
provisions, sinking fund provisions or conversion rights.

                                     PART II


Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Related Shareholder Matters.
-------  --------------------------------------------------------------------

     The Issuer's Common Stock has been quoted on the OTC Bulletin Board under the symbol ICMC since May of 1997. To the knowledge of the Issuer there have been very few trading transactions in its Common Stock

     The following table sets forth high and low bid prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

     Quarter Ending:                    High                   Low
     ---------------                    ----                   ---

     May - June, 1997                   5                      1/2
     June - September, 1997             5                      3/4
     October - December, 1997           5 3/8                  1/2
     January - March, 1998              6                      1/2
     April - June, 1998                 5                      1/2
     July - September, 1998             5                      3/4
     October - December, 1998           5                      1/2
     January - March, 1999              4                      1/2
     April - June, 1999                 4 13/16                11/16
     July - September, 1999             4 13/16                11/16
     October - December, 1999           5                      5

     The Issuer's Common Stock has not been quoted since October 22, 1999.

     The number of record holders of Common Stock of the Issuer at February 29, 2000 was 33. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are three such firms included in the list of record owners).

         The holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. The Issuer had never had any material earnings and does not presently have any capability to generate any such earnings. The Issuer has never declared any dividend. It does not anticipate declaring and paying any cash dividend in the foreseeable future. See Item 7 in Part I.

Item 2.  Legal Proceedings.
-------  ------------------

     Neither the Issuer nor any of its property is a party or subject to any pending legal proceeding. The Issuer is not aware of any contemplated or threatened legal proceeding against it by any governmental authority or other party.

Item 3.  Changes in and Disagreements with Accountants.
-------  ----------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 1999 to a vote of securities holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

         All Form 3, 4 and 5 required to be filed by any reporting person with respect to the Common Stock of the Issuer for the year ended December 31, 1999 were timely filed.

Item 6.  Reports on Form 8-K.
-------  --------------------

     The Issuer was not required to and did not file any reports on Form 8-K for the calendar quarter ended December 31, 1999.

                                    PART F/S


                          INET COMMERCE CONDUIT CORP.

                              FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
For the Year Ended December 31, 1999:
-------------------------------------

     Independent Auditor's Report.......................................   F-2

     Balance Sheet......................................................   F-3

     Statement of Operations............................................   F-4

     Statement of Stockholders' Equity..................................   F-5

     Statement of Cash Flows............................................   F-6

     Notes to Financial Statements......................................   F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                              Florida and American
                                Institute of CPAs

8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                               email: bihcpa123@aol.com


                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Inet Commerce Conduit Corp.

We have audited the balance sheet of Inet Commerce Conduit Corp. (a Florida corporation) as of December 31, 1999, and the related statements of operations, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Inet Commerce Conduit Corp. as of December 31, 1998, were audited by other auditors whose report dated September 30, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Inet Commerce Conduit Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/ Barry I. Hechtman, P.A.
Barry I Hechtman, P.A.
Miami, FL

March 6, 2000

                           Inet Commerce Conduit Corp.
                                 Balance Sheets
                          (A Development Stage Company)
                           December 31, 1999 and 1998

                                                    1999             1998

                                ASSETS


  Cash                                           $221,417         $      0
  Deposits                                          6,750                0
                                                 --------         --------
TOTAL ASSETS                                     $228,167         $      0
                                                 ========         ========


                            LIABILITIES AND
                         STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                       $     83         $ 17,089
                                                 --------         --------
      TOTAL LIABILITIES                                83           17,089


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding 517,200
    at December 31, 1998 and
    6,517,200 shares at December
    31, 1999.                                       6,517              517
  Additional Paid-in Capital                      308,643           14,643
  Accumulated Deficit                             (87,076)         (32,249)
                                                 --------         --------
      TOTAL STOCKHOLDERS' EQUITY                  228,084          (17,089)
                                                 --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $228,167         $      0
                                                 ========         ========


















                  See accompanying notes & accountants' report
                             Barry I Hechtman, P.A.

                           Inet Commerce Conduit Corp.
                            Statements of Operations
                          (A Development Stage Company)
                     Years Ended December 31, 1999 and 1998


                                            1999                   1998

REVENUES:
  Interest Income                         $   2,014              $       0
                                          ---------              ---------
    TOTAL REVENUES                            2,014                      0


EXPENSES
    DEVELOPMENT STAGE EXPENSES              (56,841)               (17,089)
                                          ---------              ---------

      NET LOSS                            $ (54,827)             $ (17,089)
                                          =========              =========


      NET LOSS PER SHARE                  $   (.011)             $   (.004)
                                          =========              =========




      WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                5,017,200              $ 517,200
                                          =========              =========




























                  See accompanying notes & accountants' report
                             Barry I Hechtman, P.A.


                                            Inet Commerce Conduit Corporation
                                       Statement of Changes in Stockholders' Equity
                                           For the Year Ended December 31, 1999


                                                 Common Stock
                                                Par Value $.001           Additional                            Total
                                          -------------------------        Paid-In         Retained         Stockholders'
                                           Shares           Amount         Capital         Earnings             Equity
                                          --------         --------       ----------      -----------       -------------
Balance at January 1, 1998                 517,200          $  517         $ 14,643         $(15,160)          $      -

Net Loss 1998                                                                                (17,089)
                                         -------------------------------------------------------------------------------

Balance at December 31, 1998               517,200             517           14,643          (32,249)          $(17,089)

Common stock issued in connection
 with 504 offering                       6,000,000           6,000          294,000                            $300,000

Net Loss 1999                                                                                (54,827)          $(54,827)
                                         -------------------------------------------------------------------------------

Balance at December 31, 1999             6,517,200           6,517          308,643          (87,076)           228,084
                                         ===============================================================================





































                                       See accompanying notes & accountants' report
                                                  Barry I Hechtman, P.A.



                           Inet Commerce Conduit Corp.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998

                                                                 1999             1998
                                                                 ----             ----
Cash flows from operating activities:
  Net Loss                                                    $(54,827)         $(17,089)
  Adjustments to reconcile  net loss
    to net cash provided by operating activities:
    Deposits                                                    (6,750)
    Accounts Payable                                           (17,006)           17,089
                                                              --------          --------
  Net cash utilized by operating activities                    (78,583)                0

Cash flows from investing activities:
  Net cash utilized by investing activities                          0                 0

Cash flows from financing activities:
    Proceeds from issuance of common stock                     300,000                 0
                                                              --------          --------
  Net cash provided from financing activities                  300,000                 0
                                                              --------          --------
Net Increase in Cash                                           221,417                 0

Cash & Cash Equivalents balance at January 1,                        0                 0
                                                              --------          --------
Cash & Cash Equivalents balance at December 31,                221,417                 0
                                                              ========          ========






















                  See accompanying notes & accountants' report
                             Barry I Hechtman, P.A.

Inet Commerce Conduit Corp.
(A Development Stage Company)
 Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization
-------------------------

Inet Commerce Conduit Corp. (the "Company"), a development stage company, was incorporated in the State of Florida on September 20, 1996 as Cosmetics Consultants Corp. for the purpose of marketing sales and support services to retailers of cosmetic companies. In November of 1999 the Company changed its activities to acting as a consultant to internet related enterprises that are seeking capital.

On November 25, 1996, Cosmetics Consultants Corp. changed its name to Lomillo Consultants Corp.

On July 17, 1997, the Company amended and restated its articles of incorporation and changed its name to Inet Commerce Conduit Corp.

Development Stage
-----------------

The Company has operated as a development stage enterprise since its inception by devoting substantially all its efforts to the ongoing development of the Company.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end of December 31.

Loss per Share
--------------

The computation of loss per share of common stock is based upon the weighted average common shares outstanding during each period.

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of December 31, 1999 the balance due on the card was $83.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of December 31, 1998 and December 31, 1999:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 517,200 shares at December 31, 1998 and 6,517,200 shares at December 31, 1999.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through a merger with an existing operating company and raising capital.

NOTE 5 - CAPITAL STOCK ACTIVITY

On July 18, 1997 the Company reverse split the outstanding shares of the Company's common stock 1 for 2.

During the year ended December 31, 1999 the Company completed a private offering of 6,000,000 shares of common stock at a price of $0.05 per share. Gross proceeds related to the offering were $300,000 and selling expenses associated with the offering were $12,868.

NOTE 6 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $20,421 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


  Deferred tax assets:
       Net operating loss carryforwards                  $ 20,421
                                                         --------
     Total deferred tax assets                             20,421
     Valuation allowance for deferred tax assets          (20,421)
                                                         --------
                                                                0
                                                         ========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $43,500 have been paid to companies owned by shareholders during the year ended December 31, 1999 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

                                 PART III

1.  Index to Exhibits
    -----------------

       Exhibit No.               Description of Exhibits
       -----------               -----------------------
       2(a)                      Issuer's    Amended   and   Restated
                                 Articles of  Incorporation  filed as
                                 Exhibit   2(a)   to   the   Issuer's
                                 Registration Statement on Form 10-SB
                                 is  hereby  incorporated  herein  by
                                 this reference.

       2(b) Issuer's Bylaws filed as Exhibit 2(b) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

       27                        Financial Data Schedule



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INET COMMERCE CONDUIT CORP.

                                 By:      /s/ Paul H. Stone
                                       -----------------------------------------
                                          Paul H. Stone, President and principal
                                          Executive, Financial and Accounting
                                          Officer and Sole Director

                                 Date:    March 14, 2000
                                       -----------------------------------------


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 1999; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.