Form 10QSB
period 2000-03-31
INET COMMERCE CONDUIT CORP
filed 2000-05-12
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2000

[  ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to
                                                       ----------    -----------
                                                 Commission file number: 0-28363
                                                                         -------

                        Inet Commerce Conduit Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                              59-28363
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada M453C5
-------------------------------------------------------------------
             (Address of principal executive offices)

                                 (416) 482-3191
                           ---------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court. Yes [ ] No [ ]




                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2000 was 6,517,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of March 31, 2000                            3

              Statements of Income,
              Three Months ended March 31, 2000 and March 31, 1999          4

              Statement of Changes in Stockholders' Equity,
              Three Months Ended March 31, 2000                             5

              Statements of Cash Flows,
              Three Months Ended March 31, 2000 and March 31, 1999          6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                           Inet Commerce Conduit Corp.
                                  Balance Sheet
                          (A Development Stage Company)
                                 March 31, 2000



                                     ASSETS


  Cash                                                                 $195,236
  Deposits                                                                6,750
                                                                       --------
TOTAL ASSETS                                                           $201,986
                                                                       ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                                             $    127
                                                                       --------
      TOTAL LIABILITIES                                                     127


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares.                                                     6,517
  Additional Paid-in Capital                                            308,643
  Accumulated Deficit                                                  (113,301)
                                                                       --------
      TOTAL STOCKHOLDERS' EQUITY                                        201,859
                                                                       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                 $201,986
                                                                       ========

                           Inet Commerce Conduit Corp.
                            Statements of Operations
                          (A Development Stage Company)
                     Three Months Ended March 31, 2000 and 1999

                                            Three Months            Three Months
                                               3/31/00                 3/31/99

REVENUES:
                                             ---------               ---------
    TOTAL REVENUES                           $       0               $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES                 (26,225)                      0
                                             ---------               ---------

      NET LOSS                               $ (26,225)              $       0
                                             =========               =========

      NET LOSS PER SHARE                     $  (0.004)              $  (0.000)
                                             =========               =========


      WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                   6,517,200               6,517,200
                                             =========               =========


                                                   Inet Commerce Conduit Corporation
                                              Statement of Changes in Stockholders' Equity
                                                For the Three Months Ended March 30, 2000


                                                Common Stock
                                               Par Value $.001           Additional                            Total
                                         -------------------------        Paid-In         Retained         Stockholders'
                                          Shares           Amount         Capital         Earnings             Equity
                                         --------         --------       ----------      -----------       -------------
Balance at January 1, 1999                517,200          $  517        $  14,643        $ (32,249)         $ (17,089)

Common stock issued in connection
 with 504 offering                      6,000,000           6,000          294,000                             300,000

Net Loss 1999                                                                               (54,827)           (54,827)
                                        ------------------------------------------------------------------------------

Balance at December 31, 1999            6,517,200           6,517          308,643          (87,076)           228,084

Net Loss March 31, 2000                                                                     (26,225)           (26,225)
                                        ------------------------------------------------------------------------------


Balance at March 31, 2000               6,517,200           6,517          308,643         (113,301)           201,859
                                        ==============================================================================







                              Inet Commerce Conduit Corp.
                               Statements of Cash Flows
                   For the Three Months Ended March 31, 2000 and 1999


                                                                    2000           1999
                                                                    ----           ----
Cash flows from operating activities:
  Net Loss                                                        $(26,225)      $      0
  Adjustments to reconcile net loss
    to  net  cash  provided  by  operating activities:
    Accounts Payable                                                    44        (12,867)
                                                                  --------       --------
  Net cash utilized by operating activities                        (26,181)       (12,867)

Cash flows from investing activities:
  Net cash utilized by investing activities                              0              0

Cash flows from financing activities:
    Proceeds from issuance of common stock                               0        300,000
                                                                  --------       --------
  Net cash provided from financing activities                            0        300,000
                                                                  --------       --------
Net Increase in Cash                                               (26,181)       287,133

Cash & Cash Equivalents balance at January 1,                      221,417              0
                                                                  --------       --------
Cash & Cash Equivalents balance at March 31,                      $195,236       $287,133
                                                                  ========       ========


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

Development Stage
-----------------

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to the ongoing development of the Company.

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of March 31, 2000 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of March 31, 1999 and 2000:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at March 31, 1999 and 2000.

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

NOTE 5 - CAPITAL STOCK ACTIVITY

During the three months ended March 31, 1999 the Company completed a private offering of 6,000,000 shares of common stock at a price of $0.05 per share. Gross proceeds related to the offering were $300,000 and selling expenses associated with the offering were $12,868.

NOTE 6 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $27,568 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


  Deferred tax assets:
       Net operating loss carryforwards                   $ 27,568
                                                          --------
     Total deferred tax assets                              27,568
     Valuation allowance for deferred tax assets          ( 27,568)
                                                          --------
                                                                 0
                                                          ========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $7,835 have been paid to companies owned by shareholders during the three months ended March 31, 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

ITEM 2.  PLAN OF OPERATION


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable


Item 2.  Changes in Securities

         Not Applicable


Item 3.  Defaults in Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable


Item 5.  Other Information

         Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:

                  Description                                        Exhibit No.
                  -----------                                        -----------

                  Financial Data Schedule                                27


         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION

Dated:  May 10, 2000               By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director








INDEX TO EXHIBITS

                                                                   Page Number
Exhibit No.                   Description                          or Reference
-----------                   -----------                          ------------

27                        Financial Data Schedule                     ____