Form 10QSB
period 2000-06-30
INET COMMERCE CONDUIT CORP
filed 2000-08-14
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2000

[  ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to
                                                       ----------    -----------
                                                 Commission file number: 0-28363
                                                                         -------

                        Inet Commerce Conduit Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                              65-0705830
-------------------------------                              -------------------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2000 was 6,517,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of June 30, 2000                             3

              Comparative Statement of Income,
              Three Months ended June 30, 2000 and 1999 and the
              Six Months Then Ended                                         4

              Statement of Changes in Stockholders' Equity,
              Three Months Ended June 30, 2000                              5

              Statements of Cash Flows,
              Three Months Ended June 30, 2000 and June 30, 1999            6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                            Inet Commerce Conduit Corp.
                                   Balance Sheet
                            A Development Stage Company
                                   June 30, 2000

                                       ASSETS


  Cash                                           $178,170
  Deposits                                          6,750
                                                 --------
TOTAL ASSETS                                                           $184,920
                                                                       ========


                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY


LIABILITIES:
                                                 --------
      TOTAL LIABILITIES                                                $      0


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares.                            $  6,517
  Additional Paid-in Capital                      308,643
  Accumulated Deficit                            (130,240)
                                                 --------
      TOTAL STOCKHOLDERS' EQUITY                                        184,920
                                                                       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                 $184,920
                                                                       ========



                                  Inet Commerce Conduit Corp.
                                 Comparative Statement of Income
           Three Months Ended June 30, 2000 and 1999 and the Six Months Then Ended


                          Three Months     Three Months         Six Months       Six Months
                            6/30/00          6/30/99              6/30/00          6/30/99

REVENUES:
                           --------         --------             --------         --------
TOTAL REVENUES             $      0         $      0             $      0         $      0

EXPENSES
DEVELOPMENT STAGE
  EXPENSES                  (16,940)         (49,349)             (43,164)         (49,349)
                           --------         --------             --------         --------

NET LOSS                   $(16,940)        $(49,349)            $(43,164)        $(49,349)
                           ========         ========             ========         ========


NET LOSS PER SHARE         $ (0.003)        $ (0.008)            $ (0.007)        $ (0.008)
                           ========         ========             ========         ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTNADING      6,517,200        6,517,200            6,517,200        6,517,200
                          =========        =========            =========        =========



                                                   Inet Commerce Conduit Corporation
                                              Statement of Changes in Stockholders' Equity
                                                 For the Six Months Ended June 30, 2000


                                                Common Stock
                                               Par Value $.001           Additional                            Total
                                         -------------------------        Paid-In         Retained         Stockholders'
                                          Shares           Amount         Capital         Earnings             Equity
                                         --------         --------       ----------      -----------       -------------
Balance at January 1, 1999                517,200          $  517        $  14,643        $ (32,249)         $ (17,089)

Common stock issued in connection
 with 504 offering                      6,000,000           6,000          294,000                             300,000

Net Loss 1999                                                                               (54,827)           (54,827)
                                        ------------------------------------------------------------------------------

Balance at December 31, 1999            6,517,200           6,517          308,643          (87,076)           228,084

Net Loss June 30, 2000                                                                      (43,164)           (43,164)
                                        ------------------------------------------------------------------------------


Balance at June 30, 2000                6,517,200           6,517          308,643         (130,240)           184,920
                                        ==============================================================================






                           Inet Commerce Conduit Corp.
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                              2000                         1999
                                                            ---------                    ---------
Cash flows from operating activities:
  Net Loss                                                  $(43,165)                    $(49,348)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits                                                                              (70,000)
    Accounts Payable                                             (82)                     (12,867)
                                                            --------                     --------
  Net cash utilized by operating activities                  (43,247)                    (132,215)

Cash flows from investing activities:
  Net cash utilized by investing activities                        0                            0

Cash flows from financing activities:
    Proceeds from issuance of common stock                         0                      300,000
                                                            --------                     --------
  Net cash provided from financing activities                      0                      300,000
                                                            --------                     --------
Net Increase in Cash                                         (43,247)                     167,785

Cash & Cash Equivalents balance at January 1,                221,417                            0
                                                            --------                     --------
Cash & Cash Equivalents balance at June 30,                 $178,170                     $167,785
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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of June 30, 2000 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of June 30, 1999 and 2000:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at June 30, 1999 and 2000.

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

NOTE 6 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $46,887 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


   Deferred tax assets:
        Net operating loss carryforwards            $ 46,887
                                                   ----------
      Total deferred tax assets                       46,887
      Valuation allowance for deferred tax assets   ( 46,887)
                                                   ----------
                                                           0
                                                   ==========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $14,390 have been paid to companies owned by shareholders during the six months ended June 30, 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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


         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION

Dated:  August 11, 2000            By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director








INDEX TO EXHIBITS

                                                                   Page Number
Exhibit No.                   Description                          or Reference
-----------                   -----------                          ------------

27                        Financial Data Schedule                     ____