Form 10QSB
period 2000-09-30
INET COMMERCE CONDUIT CORP
filed 2000-11-13
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 2, 2000 was 6,517,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of September 30, 2000                        3

              Comparative Statement of Income,
              Three Months ended September 30, 2000 and 1999
               and the Nine Months Then Ended                               4

              Statement of Changes in Stockholders' Equity,
              Nine Months Ended September 30, 2000                          5

              Statements of Cash Flows,
              Nine Months Ended September 30, 2000 and 1999                 6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                            Inet Commerce Conduit Corp.
                                   Balance Sheet
                           (A Development Stage Company)
                               September 30, 2000

                                       ASSETS


  Cash                                           $170,867
  Deposits                                          6,750
                                                 --------
TOTAL ASSETS                                                           $177,617
                                                                       ========


                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY


LIABILITIES:

      TOTAL LIABILITIES                                                $      0


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares.                            $  6,517
  Additional Paid-in Capital                      308,643
  Accumulated Deficit                            (137,543)
                                                 --------
      TOTAL STOCKHOLDERS' EQUITY                                        177,617
                                                                       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                 $177,617
                                                                       ========



                            Inet Commerce Conduit Corp.
                           Comparative Statement of Income
                            (A Development Stage Company)
     Three Months Ended September 30, 2000 and 1999 and the Nine Months Then Ended


                          Three Months     Three Months         Nine Months      Nine Months
                            9/30/00          9/30/99              9/30/00          9/30/99

REVENUES:
                           --------         --------             --------         --------
  TOTAL REVENUES           $      0         $      0             $      0         $      0

EXPENSES
  DEVELOPMENT STAGE
   EXPENSES                  (7,301)               0              (50,467)         (49,349)
                           --------         --------             --------         --------

       NET LOSS            $ (7,301)        $      0             $(50,547)        $(49,349)
                           ========         ========             ========         ========


NET LOSS PER SHARE         $ (0.001)        $ (0.000)            $ (0.008)        $ (0.008)
                           ========         ========             ========         ========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTNADING      6,517,200        6,517,200            6,517,200        6,517,200
                          =========        =========            =========        =========



                                                   Inet Commerce Conduit Corporation
                                              Statement of Changes in Stockholders' Equity
                                                For the Nine Months Ended September, 2000


                                                Common Stock
                                               Par Value $.001           Additional                            Total
                                         -------------------------        Paid-In         Retained         Stockholders'
                                          Shares           Amount         Capital         Earnings             Equity
                                         --------         --------       ----------      -----------       -------------
Balance at January 1, 1999                517,200          $  517        $  14,643        $ (32,249)         $ (17,089)

Common stock issued in connection
 with 504 offering                      6,000,000           6,000          294,000                             300,000

Net Loss 1999                                                                               (54,827)           (54,827)
                                        ------------------------------------------------------------------------------

Balance at December 31, 1999            6,517,200           6,517          308,643          (87,076)           228,084

Net Loss September 30, 2000                                                                 (50,467)           (50,467)
                                        ------------------------------------------------------------------------------


Balance at September 30, 2000           6,517,200           6,517          308,643         (137,543)           177,617
                                        ==============================================================================






                           Inet Commerce Conduit Corp.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                              2000                         1999
                                                            ---------                    ---------
Cash flows from operating activities:
  Net Loss                                                  $(50,467)                    $(49,348)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits                                                                              (70,000)
    Accounts Payable                                             (81)                     (12,867)
                                                            --------                     --------
  Net cash utilized by operating activities                  (50,548)                    (132,215)

Cash flows from investing activities:
  Net cash utilized by investing activities                        0                            0

Cash flows from financing activities:
    Proceeds from issuance of common stock                         0                      300,000
                                                            --------                     --------
  Net cash provided from financing activities                      0                      300,000
                                                            --------                     --------
Net Increase in Cash                                         (50,548)                     167,785

Cash & Cash Equivalents balance at January 1,                221,417                            0
                                                            --------                     --------
Cash & Cash Equivalents balance at September 30,            $170,869                     $167,785
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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of September 30, 2000 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of September 30, 1999 and 2000:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at September 30, 1999 and 2000.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


       Deferred tax assets:
            Net operating loss carryforwards              $ 46,887
                                                          --------
          Total deferred tax assets                         46,887
          Valuation allowance for deferred tax assets      (46,887)
                                                          --------
                                                                 0
                                                          ========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $17,546 and $31,500 have been paid to companies owned by shareholders during the nine months ended September 30, 2000 and 1999 respectively for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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


         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended September 30, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION

Dated:  November 3, 2000           By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director