Form 10KSB40
period 2000-12-31
INET COMMERCE CONDUIT CORP
filed 2001-03-14
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

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
Yes  X  No  X
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The revenue for its most fiscal year was $0.00.

The aggregate market value of the Issuer's common stock held non-affiliates as of March 6, 2001 (valued at the last sale price) was $22,928,800.
Issuer.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of each of the Issuer's common stock as of March 6, 2001 was 6,517,200.

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

Item 1A.  Company Risk Factors.
--------  --------------------

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

     The cost of maintaining the registration of our stock under Section 12(g) of the Securities Exchange Act will continue our overhead and asset depletion. The cost of complying with the reporting requirements created by registration of our common stock will materially increase the Issuer's administrative overhead and accelerate the depletion of its assets.

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

     During the year 2000 the Issuer established virtual offices in Toronto, Ontario, Canada; Dublin, Ireland; Iceland and Melbourne, Victoria, Australia. At these facilities the Issuer has telephone answering facilities and the use of office and conference facilities on an as-needed basis. It also has a web page on the Internet at www.iNetCCC.com.

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


Item 2.  Description of Property
-------  -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents which were approximately $98,571.00, as of December 31, 2000.

     The Issuer's present operations are conducted at the residence office of its President and through the use of a mail drop at 615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada M4S3C5. The Issuer's President has not previously and will not in the future charge the Issuer for its use of these facilities. The Issuer has three virtual offices at which its telephone is answered and it has availability to other office facilities. These facilities are rented in a month-to-month basis. Information on these facilities is as follows:

                                                     Approximate
        Address and Telephone                    Monthly Rent (US $)
        ---------------------                    -------------------

        1 Upper Merrion Street                          $221.61
        Dublin 2, Ireland
        Tel. 353-1-618-2075

        Level 5, II Queen's Road                        $121.81
        Melbourne, Victoria
        3004 Australia
        Tel. 61-3-8530-7058

        20 Bay Street                                   $75.00
        Suite 1200
        Toronto, Ontario M5J 2N8


Item 3.  Directors, Executive Officers and Significant Employees.
-------   -------------------------------------------------------
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

         Paul H. Stone      42         President and Director          11/99


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

Item 4.  Remuneration of Directors and Officers.
-------  ---------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the officers and directors of the Issuer during the year 2000 is as follows:

2000           Paul H. Stone          Administrative Fee         $2,750.00

     Paul H. Stone receives a salary at a rate of $250.00 per month. If the Issuer's business develops and it begins to generate revenue, the salary may be increased in an amount not now determinable.

Item 5.  Security Ownership of Management and Certain Securityholders.
-------  -------------------------------------------------------------
(Item 10 to Model B of Form 1A)

The following table sets forth information as of February 27, 2001 with respect to the ownership of the Issuer's Common Stock by its sole officer and director, and any person owning more than 10% of the Issuer's Common Stock:

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

     During the year 1999 the Issuer reimbursed Hatchment Holdings, Inc. $10,000 for legal fees of the Issuer which had been advanced by Hatchment. During 1999, it also reimbursed Wellington Cooke Gallery $3,500 for printing expenses of the Issuer for its Internet web site which had been advanced by Wellington Cooke.

     In May of 1999, the Issuer loaned Hatchment Holdings, Inc. $70,000 on an unsecured demand loan. The loan was repaid in October of 1999 in full together with $2,041.00 in interest.

     The Issuer paid its President salary of $1,500 during 1999. It paid consulting fees of $15,000 each to Hatchment Holdings, Inc. and Wellington Cooke Gallery.

     During the year 2000, the Issuer paid its President a salary of $3,000. It reimbursed Wellington Cooke Gallery $12,390 for expenses advanced to the Issuer on the Internet web site.

Item 7.  Description of Securities.
-------  -------------------------
(Item 12 of Model B of Form 1A)

     The Issuer's authorized capitalization consists of 50,000,000 shares of $.001 par value common stock ("Common Stock"). As of February 27, 2001, there were 6,517,200 shares of Common Stock outstanding and there are no outstanding options, warrants or other rights to acquire shares of Common Stock. Under applicable Florida law and its Articles of Incorporation, the Issuer's Board of Directors may issue additional shares of its stock to bring its outstanding stock up to the total amount of authorized Common Stock without approval of its shareholders.

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

                                     PART II


Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Related Shareholder Matters.
         -------------------------------------------------------------------

     The Issuer's Common Stock has been quoted on the OTC Bulletin Board under the symbol ICMC from May 1997 to October 22, 1999 and from June of 2000 to the present. To the knowledge of the Issuer there have been very few trading transactions in its Common Stock

     The following table sets forth high and low bid prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

     Quarter Ending:                             High               Low
     --------------                              ----               ---

     January - March, 1999                       4                  1/2
     April - June, 1999                          4 13/16            11/16
     July - September, 1999                      4 13/16            11/16
     October - December, 1999                    5                  11/16
     January - March, 2000                       --                 --
     April - June, 2000                          5                  3 3/4
     July - September, 2000                      5 1/4              3 3/4
     October - December, 2000                    6 1/4              5 1/2

     The number of record holders of Common Stock of the Issuer at February 29, 2000 was 101. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are three such firms included in the list of record owners).

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

Item 3.  Changes in and Disagreements with Accountants.
-------  ----------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2000 to a vote of securities holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     All Form 3, 4 and 5 required to be filed by any reporting person with respect to the Common Stock of the Issuer for the year ended December 31, 2000 were timely filed.


Item 6.  Reports on Form 8-K.
-------  --------------------

     The Issuer was not required to and did not file any reports on Form 8-K for the calendar quarter ended December 31, 2000.

                                    PART F/S


                          INET COMMERCE CONDUIT CORP.

                              FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
For the Year Ended December 31, 2000:
-------------------------------------

     Independent Auditor's Report.......................................   F-2

     Balance Sheets - December 31, 2000 and 1999........................   F-3

     Statement of Operations for the years ended
       December 31, 2000 and 1999.......................................   F-4

     Statement of Stockholders' Equity for the years ended
       December 31, 2000 and 1999.......................................   F-5

     Statement of Cash Flows for the years ended
       December 31, 2000 and 1999.......................................   F-6

     Notes to Financial Statements......................................   F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                               email: bihcpa123@aol.com



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Inet Commerce Conduit Corp.

We have audited the balance sheet of Inet Commerce Conduit Corp. (a Florida corporation) as of December 31, 2000 and 1999, and the related statements of operations, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inet Commerce Conduit Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Barry I Hechtman, P.A.
Barry I Hechtman, P.A.
Miami, FL

March 1, 2001

                           Inet Commerce Conduit Corp.
                                 Balance Sheets
                          (A Development Stage Company)
                           December 31, 2000 and 1999


                                                           2000          1999

                                       ASSETS


  Cash                                                    166,689       221,415
  Deposits                                                  6,750         6,750
                                                        ---------     ---------
TOTAL ASSETS                                            $ 173,439     $ 228,165
                                                        =========     =========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                              $     900     $      83
                                                        ---------     ---------
      TOTAL LIABILITIES                                 $     900     $      83


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares                                        6,517         6,517
  Additional Paid-in Capital                              308,643       308,643
  Accumulated Deficit                                    (142,621)      (87,078)
                                                        ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                          172,539       228,082
                                                        ---------     ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  $ 173,439     $ 228,165
                                                        =========     =========





















                    See accompanying notes & accountants' report

                           Inet Commerce Conduit Corp.
                            Statements of Operations
                          (A Development Stage Company)
                     Years Ended December 31, 2000 and 1999


                                                     2000               1999

REVENUES:
  Interest Income                                $         0        $     2,014
                                                 -----------        -----------
    TOTAL REVENUES                                         0              2,014


EXPENSES
    DEVELOPMENT STAGE EXPENSES                       (55,545)           (56,843)
                                                 -----------        -----------

      NET LOSS                                   ($   55,545)       ($   54,829)
                                                 ===========        ===========

         NET LOSS PER SHARE                      ($     .009)       ($     .011)
                                                 ===========        ===========

      WEIGHTED AVVERAGE COMMON
             SHARES OUTSTANDING                    6,517,200          5,017,200
                                                 ===========        ===========



































                    See accompanying notes & accountants' report


                                            Inet Commerce Conduit Corporation
                                       Statement of Changes in Stockholders' Equity
                                      For the Years Ended December 31, 2000 and 1999


                                                 Common Stock
                                                Par Value $.001           Additional                            Total
                                          -------------------------        Paid-In         Retained         Stockholders'
                                           Shares           Amount         Capital         Earnings             Equity
                                          --------         --------       ----------      -----------       -------------
Balance at January 1, 1998                 517,200          $  517        $ 14,643         $ (32,249)         $ (17,089)

Common stock issued in connection
 with 504 offering                       6,000,000           6,000         294,000                              300,000

Net Loss 1999                                                                                (54,827)           (54,827)
                                         ------------------------------------------------------------------------------

Balance at December 31, 1999             6,517,200           6,517         308,643           (87,076)           228,084

Net Loss 2000                                                                                (55,545)           (55,545)
                                         ------------------------------------------------------------------------------

Balance at December 31, 2000             6,517,200          $6,517        $308,643         $(142,621)          $172,539
                                         ==============================================================================








                                        See accompanying notes & accountants' report


                              Inet Commerce Conduit Corp.
                               Statements of Cash Flows
                    For the Years Ended December 31, 2000 and 1999

                                                          2000                  1999
                                                          ----                  ----
Cash flows from operating activities:
  Net Loss                                             ($ 55,545)           ($ 54,827)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Deposits                                                   0               (6,750)
    Accounts Payable                                         817              (17,006)
                                                       ---------            ---------
  Net cash utilized by operating activities              (54,728)             (78,583)

Cash flows from investing activities:
  Net cash utilized by investing activities                    0                    0

Cash flows from financing activities:
    Proceeds from issuance of common stock                     0              300,000
                                                       ---------            ---------
  Net cash provided from financing activities                  0              300,000
                                                       ---------            ---------
Net Increase in Cash                                     (54,728)             221,417

Cash & Cash Equivalents balance at January 1,            221,417                    0
                                                       ---------            ---------
Cash & Cash Equivalents balance at December 31,          166,689              221,417
                                                       =========            =========





















                 See accompanying notes and accountants' report

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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of December 31, 2000 and 1999 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of December 31, 1999 and 2000:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at December 31, 1999 and 2000.

NOTE 4 - RESEARCH AND DEVELOPMENT

Research and development cost related to future products are charged to development stage expenses as incurred. The Company recognized research and development costs of $20,060 and $0 in 2000 and 1999.

NOTE 5 - GOING CONCERN

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

NOTE 6 - CAPITAL STOCK ACTIVITY

During the three months ended March 31, 1999 the Company completed a private offering of 6,000,000 shares of common stock at a price of $0.05 per share. Gross proceeds related to the offering were $300,000 and selling expenses associated with the offering were $12,868.

NOTE 7 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $28,246 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              2000         1999

Deferred tax assets:
 Net operating loss carryforwards          $  7,825     $ 20,421
                                           --------     --------
 Total deferred tax assets                    7,825       20,421
 Valuation allowance for
   deferred tax assets                       (7,825)     (20,421)
                                           --------     --------
                                                  0            0
                                           ========     ========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $15,390 and $45,000 have been paid to companies owned by shareholders during the years ended December 31, 2000 and 1999 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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

                                 Date:    March 6, 2001
                                       -----------------------------------------




     Supplemental information to be furnished With Reports Filed Pursuant to
           Section 15(d) Of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 2000; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.