Form 10QSB
period 2001-03-31
INET COMMERCE CONDUIT CORP
filed 2001-05-14
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                                   For the quarterly period ended March 31, 2001

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from            to
                                                      ----------    ------------

                                                 Commission file number: 0-28363
                                                                         -------

                       Inet Commerce Conduit Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                59-28363
 ------------------------------                              -------------------
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

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of March 31, 2001 and 2000                 3

              Statements of Operations
              Three Months Ended March 31, 2001 and 2000                  4

              Statement of Changes in Stockholders' Equity,
              Three Months Ended March 31, 2001 and 2000                  5

              Statements of Cash Flows,
              Three Months Ended March 31, 2001 2000                      6

              Notes to Financial Statements                               7


     Item 2.  Plan of Operation                                           9



Part II. Other Information

     Item 1.  Legal Proceedings                                          10

     Item 2.  Changes in Securities                                      10

     Item 3.  Defaults in Senior Securities                              10

     Item 4.  Submission of Matters to a Vote of Securities Holders      10

     Item 5.  Other Information                                          10

     Item 6.  Exhibits and Reports on Form 8-K                           10

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------



                           Inet Commerce Conduit Corp.
                                 Balance Sheets
                          (A Development Stage Company)
                             March 31, 2001 and 2000

                                                          2001             2000

                                     ASSETS


  Cash                                                $151,498         $195,237
  Deposits                                               6,750            6,750
                                                      --------         --------
TOTAL ASSETS                                          $158,248         $201,987
                                                      ========         ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                            $      0         $    127
                                                      --------         --------
      TOTAL LIABILITIES                               $      0         $    127

STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares.                                $  6,517          $  6,517
  Additional Paid-in Capital                          308,643           308,643
  Accumulated Deficit                                (156,912)         (113,300)
                                                     --------          --------
      TOTAL STOCKHOLDERS' EQUITY                      158,248           201,860
                                                     --------          --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $158,248          $201,987
                                                     ========          ========

                           Inet Commerce Conduit Corp.
                            Statements of Operations
                           (A Development Stage Company)
                     Three Months Ended March 31, 2001 and 2000


                                                2001                    2000

REVENUES:
    TOTAL REVENUES                           $       0                $       0


EXPENSES:
    DEVELOPMENT STAGE EXPENSES                 (14,291)                (26,224)
                                             ---------                ---------

      NET LOSS                               $ (14,291)               $(26,224)
                                             =========                =========

      NET LOSS PER SHARE                     $  (0.002)               $  (0.004)
                                             =========                =========

      WEIGHTED AVAERAGE COMMON
        SHARES OUTSTANDING                   6,517,200                6,517,200
                                             =========                =========


                                           Inet Commerce Conduit Corporation
                                      Statement of Changes in Stockholders' Equity
                                   For the three months ended March 31, 2001 and 2000


                                               Par Value $.001           Additional                           Total
                                         -------------------------        Paid-In        Accumulated      Stockholders'
                                          Shares           Amount         Capital          Deficit            Equity
                                         --------         --------       ----------      -----------       ------------
Balance at January 1, 2000              6,517,200         $ 6,517         $308,643        $ (87,076)         $228,084

Net Loss March 31, 2000                                                                     (26,224)          (26,224)
                                        ------------------------------------------------------------------------------

Balance at March 31, 2000               6,517,200            6,517         308,643         (113,300)          201,860

Net Loss April 1 to
December 31, 2000                                                                           (29,321)          (29,321)
                                        -------------------------------------------------------------------------------

Balance at December 31, 2000            6,517,200         $  6,517        $308,643        $(142,621)         $172,539

Net Loss March 31, 2001                                                                     (14,291)          (14,291)
                                        ------------------------------------------------------------------------------

Balance at March 31, 2001               6,517,200         $  6,517         308,643        $(156,912)         $158,248
                                        ==============================================================================


                             Inet Commerce Conduit Corp.
                              Statements of Cash Flows
                 For the Three Months Ended March 31, 2001 and 2000

                                                              2001             2000
Cash flows from operating activities:
  Net Loss                                                 $(14,291)         $(26,225)
  Adjustments to reconcile net loss
    to net cash utilized by operating activities:
    Accounts Payable                                           (900)               45
                                                           --------          --------
  Net cash utilized by operating activities                 (15,191)          (26,180)

Cash flows from investing activities:
  Net cash utilized by investing activities                       0                 0

Cash flows from financing activities:
  Net cash provided from financing activities                     0                 0
                                                           --------          --------
Net Decrease in Cash                                        (15,191)          (26,180)

Cash & Cash Equivalents balance at January 1,               166,689           221,417
                                                           --------          --------
Cash & Cash Equivalents balance at March 31,               $151,498          $195,237
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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of March 31, 2001 and 2000 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of March31, 2001 and 2001:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at March 31, 2001 and 2000.

NOTE 4 - RESEARCH AND DEVELOPMENT

Research and development cost related to future products are charged to development stage expenses as incurred. The Company recognized research and development costs of $0 and $7,000 in 2001 and 2000.

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

NOTE 6 - INCOME TAXES

For financial reporting purposes, at March 31, 2001 a valuation allowance of $31,104 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets recognized March 31, 2001 and 2000 are as follows:

                                           2001        2000

     Deferred tax assets:
      Net operating loss carryforwards   $ 2,580      $ 5,245
                                         --------     -------
     Total deferred tax assets             2,580        5,245
      Valuation allowance for
        deferred tax assets               (2,580)      (5,245)
                                         -------       ------
                                               0            0
                                         =======       ======

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $1,950 and $7,835 have been paid to officers and companies owned by shareholders during the periods ended March 31, 2001 and 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

Item 2.  Plan of Operation
--------------------------


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

     If sufficient capital becomes available to the Issuer, it may also acquire and hold direct venture capital investments in Internet related companies it has evaluated. There are no present arrangements under which the Issuer can acquire such capital, nor any assurance that such capital will become available. The Issuer is of the opinion it has sufficient resources to continue limited operations through December 31, 2001. It is the present intention of the Issuer, that most venture capital investments will result in the Issuer holding a majority voting interest in the company in which the investment is made and to otherwise conduct its operations so that the Issuer does not become an Investment Company under the Investment Company Act of 1940.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits:  Not applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION

Dated:  May 7, 2001                By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director