Form 10QSB
period 2001-06-30
INET COMMERCE CONDUIT CORP
filed 2001-08-10
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                                    For the quarterly period ended June 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common equity, as of July 24, 2001 was 6,517,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [ ]

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of June 30, 2001 and
              December 31, 2000                                           3

              Condensed Statement of Loss for the
              Three Months Ended June 30, 2001 and 2000,
              For the Six Months Ended June 30, 2001 and 2000
              and since Inception                                         4

              Condensed Statements of Cash Flows,
              For the Six Months Ended June 30, 2001
              and 2000 and since Inception                                5

              Notes to Financial Statements                               6


     Item 2.  Plan of Operation                                           9



Part II. Other Information

     Item 1.  Legal Proceedings                                          10

     Item 2.  Changes in Securities                                      10

     Item 3.  Defaults in Senior Securities                              10

     Item 4.  Submission of Matters to a Vote of Securities Holders      10

     Item 5.  Other Information                                          10

     Item 6.  Exhibits and Reports on Form 8-K                           10

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------




                           Inet Commerce Conduit Corp.
                            Condensed Balance Sheets
                          (A Development Stage Company)
                                   (Unaudited)

                                                    06/30/2001      12/31/2000

                                       ASSETS


  Cash                                               $139,739       $166,689
  Deposits                                              6,750          6,750
                                                     --------       --------
TOTAL ASSETS                                         $146,489       $173,439
                                                     ========       ========


                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY


LIABILITIES:
   Accounts Payable                                                 $    900
                                                     --------       --------
      TOTAL LIABILITIES                              $      0       $    900


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares.                                   6,517          6,517
  Additional Paid-in Capital                          308,643        308,643
  Accumulated Deficit                                (168,671)      (142,621)
                                                     --------       --------
      TOTAL STOCKHOLDERS' EQUITY                      146,489        172,539
                                                     --------       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $146,489       $173,439
                                                     ========       ========

                                              Inet Commerce Conduit Corp.
                                              Condensed Statements of Loss
                                             (A Development Stage Company)
                                                      (Unaudited)


                                 ----------------------------   -------------------------------   ----------
                                         Three Months                      Six Months              Since
                                                                                                  Inception
                                 ----------------------------    ------------------------------   ----------

                                    6/30/01         6/30/00          6/30/01         6/30/00

REVENUES:
    INTEREST INCOME                                                                                $   2,014
                                    --------        --------        --------        --------       ---------
    TOTAL REVENUES                  $      0        $      0        $      0        $      0       $   2,014


EXPENSES
    DEVELOPMENT STAGE EXPENSES       (11,759)        (16,940)        (26,050)        (43,164)       (170,685)
                                    --------        --------        --------        --------       ---------

      NET LOSS                      $(11,759)       $(16,940)       $(26,050)       $(43,164)      $(168,671)
                                    ========        ========        ========        ========       =========


Loss per common share:
  Basic Earnings per share          $(  .002)       $(  .003)       $(  .004)       $(  .007)
                                    ========        ========        ========        ========


Weighted average shares
 Outstanding                       6,517,200       6,517,200       6,517,200       6,517,200
                                   =========       =========       =========       =========



                                       Inet Commerce Conduit Corp.
                                    Condensed Statements of Cash Flows
                                      (A Development Stage Company)
                                               (Unaudited)


                                                            ----------------------------------------    ------------
                                                                                                           Since
                                                                    For the Six Months Ended             Inception
                                                            ----------------------------------------    ------------
                                                                   2001                     2000
                                                                   ----                     ----
Cash flows from operating activities:
  Net Loss                                                     $(26,050)                $(43,165)        $(168,671)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits                                                                                                (6,750)
    Accounts Payable                                               (900)                     (82)                0
                                                               --------                 --------         ---------
  Net cash utilized by operating activities                     (26,950)                 (43,247)         (175,421)

Cash flows from investing activities:
  Net cash utilized by investing activities                           0                        0                 0

Cash flows from financing activities:
    Proceeds from issuance of common stock                            0                        0           315,160
                                                               --------                 --------         ---------
  Net cash provided from financing activities                         0                        0           315,160
                                                               --------                 --------         ---------
Net Decrease in Cash                                            (26,950)                 (43,247)          139,739

Cash & Cash Equivalents balance at January 1,                   166,689                  221,417                 0
                                                               --------                 --------         ---------
Cash & Cash Equivalents balance at June 30,                    $139,739                 $178,170         $ 139,739
                                                               ========                 ========         =========


Inet Commerce Conduit Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been Prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Inet Commerce Conduit Corp. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calender year end of December 31.

Loss per Share

The computation of loss per share of common stock is based upon the weighted average common shares outstanding during each period.

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of June 30, 2001 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of June 30, 2001:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at June 30, 2001.

NOTE 4 - RESEARCH AND DEVELOPMENT

Research and development cost related to future products are charged to development stage expenses as incurred. The Company recognized research and development costs of $0 and $12,725 during the six months ended June 30, 2001 and 2000.

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

NOTE 6 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $28,246 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not. The change in the valuation allowance for the years ended December 31, 2000 and 1999 was $10,830 and $10,966 respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           2001         2000
Deferred tax assets:
Net operating loss carryforwards         $ 28,246     $ 17,416
                                         --------     --------
Total deferred tax assets                  28,246       17,416
Valuation allowance for
  deferred tax assets                     (28,426)     (17,416)
                                         --------     --------
                                         $      0     $      0
                                         ========     ========

The Company has incurred net operating losses since inception. At December 31, 2000 and 1999 the Company had approximately $87,078 and $141,723 in operating loss carryforwards that expire in various amounts from 2016 through 2020.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $2,950 and $9,415 have been paid to officers and companies owned by shareholders during the periods ended June 30, 2001 and 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits:  Not applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION

Dated:  July 30, 2001              By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director