Form 10QSB
period 2001-09-30
INET COMMERCE CONDUIT CORP
filed 2001-11-08
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                               For the quarterly period ended September 30, 2001

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

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheets as of September 30, 2001
              and December 31, 2000                                       3

              Condensed Statements of Loss for the Three
              Months Ended September 30, 2001 and September 30,
              2000, Nine Months Ended September 30, 2001 and
              September 30, 2000, and since Inception                     4

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and
              September 30, 2000 and since Inception                      5

              Notes to Financial Statements                               6


     Item 2.  Plan of Operation                                           9



Part II. Other Information

     Item 1.  Legal Proceedings                                          10

     Item 2.  Changes in Securities                                      10

     Item 3.  Defaults in Senior Securities                              10

     Item 4.  Submission of Matters to a Vote of Securities Holders      10

     Item 5.  Other Information                                          10

     Item 6.  Exhibits and Reports on Form 8-K                           10

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------


                           Inet Commerce Conduit Corp.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                    09/30/2001       12/31/2000

                                     ASSETS


  Cash                                              $ 127,169        $ 166,689
  Deposits                                              6,750            6,750
                                                    ---------        ---------
TOTAL ASSETS                                        $ 133,919        $ 173,439
                                                    =========        =========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:                                                         $     900
                                                    ---------        ---------
      TOTAL LIABILITIES                             $       0        $     900


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    6,517,200 shares.                                   6,517           6,517
  Additional Paid-in Capital                          308,643          308,643
  Accumulated Deficit                                (181,241)        (142,621)
                                                    ---------        ---------
      TOTAL STOCKHOLDERS' EQUITY                      133,919          172,539
                                                    ---------        ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $ 133,919        $ 173,439
                                                    =========        =========



                                             Inet Commerce Conduit Corp.
                                            (A Development Stage Company)
                                             Condensed Statements of Loss
                                                     (Unaudited)



                                          Three Months                    Nine Months               Since
                                     9/30/01        9/30/00         9/30/01        9/30/00         Inception
                                  ----------------------------------------------------------------------------

REVENUES:                                                                                          $   2,014
                                   ---------       ---------       ---------       ---------       ---------
    TOTAL REVENUES                 $       0       $       0       $       0       $       0       $   2,014


EXPENSES
    DEVELOPMENT STAGE EXPENSES       (12,570)         (7,301)        (38,620)        (50,467)       (183,255)
                                   ---------       ---------       ---------       ---------       ---------

      NET LOSS                     $ (12,570)      $  (7,301)      $ (38,620)      $ (50,467)      $(181,241)
                                   =========       =========       =========       =========       =========

Loss per common share:
    Basic loss per share           $    (.01)      $    (.01)      $    (.01)      $    (.01)
                                   =========       =========       =========       =========

Weighted average shares
    outstanding                    6,517,200       6,517,200       6,517,200       6,517,200
                                   =========       =========       =========       =========





                                   Inet Commerce Conduit Corp.
                                Condensed Statements of Cash Flows
                                  (A Development Stage Company)
                                           (Unaudited)



                                                                                       Since
                                                         For the Nine Months Ended   Inception
                                                         -------------------------   ---------
                                                            2001           2000
                                                            ----           ----
Cash flows from operating activities:
  Net Loss                                               $(38,620)      $(50,467)    $(183,255)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits                                                                            (6,750)
    Accounts Payable                                         (900)           (83)            0
                                                         --------       --------      --------
  Net cash utilized by operating activities               (39,520)       (50,550)     (190,005)

Cash flows from investing activities:
  Net cash utilized by investing activities                     0              0             0

Cash flows from financing activities:
    Proceeds from issuance of common stock                      0              0       315,160
                                                         --------       --------      --------
  Net cash provided from financing activities                   0              0       315,160
                                                         --------       --------      --------
Net Decrease in Cash                                      (39,520)       (50,550)      125,155

Cash & Cash Equivalents balance at January 1,             166,689        221,417             0
                                                         --------       --------      --------
Cash & Cash Equivalents balance at September 30,         $127,169       $170,867      $125,155
                                                         ========       ========      ========


Inet Commerce Conduit Corp.
(A Development Stage Company)
 Notes to the Condensed Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of September 30, 2001 and 2000 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of September 30, 2001 and 2001:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares at September 30, 2001 and December 31, 2000.

NOTE 4 - RESEARCH AND DEVELOPMENT

Research and development cost related to future products are charged to development stage expenses as incurred. The Company recognized research and development costs of $0 and $15,060 in during the nine months ended September 30, 2001 and 2000.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                             2001         2000
Deferred tax assets:
Net operating loss carryforwards          $ 28,246     $ 17,416
                                          ---------    --------
Total deferred tax assets                   28,246       17,416
Valuation allowance for
  deferred tax assets                     ( 28,426)    ( 17,416)
                                          --------     --------
                                                 0            0
                                          ========     ========


The Company has incurred net operating losses since inception. At December 31, 2000 and 1999 the Company had approximately $87,078 and $141,723 in operating loss carryforwards that expire in various amounts from 2016 through 2020.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $4,950 and $17,546 have been paid to officers and companies owned by shareholders during the periods ended September 30, 2001 and 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

Item 2.  Plan of Operation
-------  -----------------

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

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits:  Not applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended September 30, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION


Dated:  November 5, 2001           By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director