Form 10KSB40
period 2001-12-31
INET COMMERCE CONDUIT CORP
filed 2002-03-25
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-28363

                        Inet Commerce Conduit Corporation
                 (Name of Small Business Issuer in Its Charter)


            Florida                                         65-0705830
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
  Incorporation or Organization)                             Number)

615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada            M4S3C5
      (Address of Principal Executive Offices)                        (Zip Code)

                                 (416) 216-4623
                            Issuer's Telephone Number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The revenue for its most fiscal year was $224.00.

The aggregate market value of the Issuer's common stock held non-affiliates as of March 18, 2002 (valued at the last sale price) was $20,528,800.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of each of the Issuer's common stock as of March 6, 2002 was 7,017,200.

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

Item 1A.  Company Risk Factors.
-------   --------------------

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

     In September of 1996, the Issuer sold 500,000 shares to its then President and director for $10,000.00. During the period from October of 1996 through February, the Issuer sold an additional 17,200 shares of Common Stock at $0.30 per share for total proceeds of $5,160.00. These additional shares were sold pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided in Rule 504 of Regulation D adopted under that Act.

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

     During the year 2000 the Issuer established virtual offices in Toronto, Ontario, Canada; Dublin, Ireland; Iceland and Melbourne, Victoria, Australia. In December of 2001, the virtual office in Melbourne was closed. At these facilities the Issuer has telephone answering facilities and the use of office and conference facilities on an as-needed basis. It also has a web page on the Internet at www.iNetCCC.com.

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


Item 2.  Description of Property
------   -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents which were approximately $114,695.00, as of December 31, 2001.

     The Issuer's present operations are conducted at the residence office of its President and through the use of a mail drop at 615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada M4S3C5. The Issuer's President has not previously and will not in the future charge the Issuer for its use of these facilities. The Issuer presently has two virtual offices at which its telephone is answered and it has availability to other office facilities. These facilities are rented in a month-to-month basis. Information on these facilities is as follows:

                                                         Approximate
     Address and Telephone                             Monthly Rent (US $)
     ---------------------                             -------------------

     1 Upper Merrion Street                                  $221.61
     Dublin 2, Ireland
     Tel. 353-1-618-2075

     20 Bay Street                                           $75.00
     Suite 1200
     Toronto, Ontario M5J 2N8



Item 3.  Directors, Executive Officers and Significant Employees.
------   -------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the sole director and executive officer of the Company.

                                                                      Beginning
      Name              Age                Positions                   of Term
      ----              ---                ---------                  ---------

      Paul H. Stone      43          President and Director             11/99


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

Item 4.  Remuneration of Directors and Officers.
------   --------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the officers and directors of the Issuer during the year 2001 is as follows:

     2001          Paul H. Stone        Administrative Fee      $2,700.00

     Paul H. Stone receives a salary at a rate of $250.00 per month. If the Issuer's business develops and it begins to generate revenue, the salary may be increased in an amount not now determinable.

Item 5   Security Ownership of Management and Certain Securityholders.
---------------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of February 27, 2002 with respect to the ownership of the Issuer's Common Stock by its sole officer and director, and any person owning more than 10% of the Issuer's Common Stock:


Title of                    Name and              Number of            Percent
  Class                 Address of Owner         Shares Owned          of Class
---------               ----------------         ------------          --------

Common Stock            Paul H. Stone               785,000              12.0%
                        10 Elm Road
                        Toronto, Ontario M5M 3T2
                        Canada

     There are no outstanding options, warrants or other rights to acquire shares of the Issuer's Common Stock.


Item 6.  Interest of Management and Others in Certain Transactions.
------   ---------------------------------------------------------
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

     The Issuer paid its President salary of $1,500 during 1999. In 1999, it paid consulting fees of $15,000 each to Hatchment Holdings, Inc. and Wellington Cooke Gallery. In 2000, it paid its President a salary of $3,000; and it reimbursed Wellington Cooke Gallery $12,390 for expenses advanced to the Issuer on its Internet web site.

     During the year 2001, the Issuer paid its President a salary of $2,700. It paid Wellington Cooke Gallery and its owner a total of $8,500 for consulting fees in the year 2001.

     In November, 2001, the Issuer issued 250,000 shares each to Hatchment Holdings, Inc. and Wellington Cooke Gallery for payment of consulting services. These shares were issued as "restricted securities" under the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided in
Section 4(2) of that Act.


Item 7   Description of Securities.
------   -------------------------
(Item 12 of Model B of Form 1A)

     The Issuer's authorized capitalization consists of 50,000,000 shares of $.001 par value common stock ("Common Stock"). As of February 27, 2002, there were 7,017,200 shares of Common Stock outstanding and there are no outstanding options, warrants or other rights to acquire shares of Common Stock. Under applicable Florida law and its Articles of Incorporation, the Issuer's Board of Directors may issue additional shares of its stock to bring its outstanding stock up to the total amount of authorized Common Stock without approval of its shareholders.

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

                                     PART II


Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Related Shareholder Matters.
--------------------------------------------------------------------------------

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

     Quarter Ending:                        High             Low
     --------------                         ----             ---

     January - March, 2000                  ---              ---
     April - June, 2000                     5.00             3.75
     July - September, 2000                 5.25             3.75
     October - December, 2000               6.25             5.50
     January - March, 2001                  6.75             4.25
     April - June, 2001                     7.75             6.50
     July - September, 2001                 8.50             6.25
     October - December, 2001               9.25             6.75

     The number of record holders of Common Stock of the Issuer at March 6, 2002 was 87. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are three such firms included in the list of record owners).

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

Item 2.  Legal Proceedings.
------   -----------------

     Neither the Issuer nor any of its property is a party or subject to any pending legal proceeding. The Issuer is not aware of any contemplated or threatened legal proceeding against it by any governmental authority or other party.

Item 3.  Changes in and Disagreements with Accountants.
------   ---------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2001 to a vote of securities holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     All Forms 3, 4 and 5 required to be filed by any reporting person with respect to the Common Stock of the Issuer for the year ended December 31, 2001 were timely filed.

Item 6.  Reports on Form 8-K.
------   -------------------

     The Issuer was not required to and did not file any reports on Form 8-K for the calendar quarter ended December 31, 2001.



                                    PART III

1.  Index to Exhibits
    -----------------

    Exhibit No.               Description of Exhibits

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

                                INET COMMERCE CONDUIT CORP.

                                By:      /s/ Paul H. Stone
                                         -----------------
                                         Paul H. Stone, President and principal
                                         Executive, Financial and Accounting
                                         Officer, and sole director

                                Date:    March ___, 2002
                                         ---------------



     Supplemental information to be furnished With Reports Filed Pursuant to
           Section 15(d) Of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 2001; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.

                           Inet Commerce Conduit Corp.

                                      Index
                                      -----


                                                                          Page
                                                                           No.
                                                                          -----

INDEPENDENT AUDITORS' REPORT                                               F-2

BALANCE SHEETS                                                             F-3

STATEMENTS OF OPERATIONS                                                   F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                               F-5

STATEMENTS OF CASH FLOWS                                                   F-6

NOTES TO THE FINANCIAL STATEMENTS                                          F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                            email: barrypa1@netzero.net



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Inet Commerce Conduit Corp.

We have audited the balance sheet of Inet Commerce Conduit Corp. (a Florida corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inet Commerce Conduit Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no current source of revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Barry I. Hechtman

Barry I Hechtman, P.A.
Miami, FL

February 21, 2002

                           Inet Commerce Conduit Corp.
                                 Balance Sheets
                          (A Development Stage Company)
                           December 31, 2001 and 2000


                                                       2001             2000

                                       ASSETS


  Cash                                              $  107,721       $  166,689
  Deposits                                               6,974            6,750
                                                    ----------       ----------
TOTAL ASSETS                                        $  114,695       $  173,439
                                                    ==========       ==========


                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                          $    8,723       $      900
                                                    ----------       ----------
      TOTAL LIABILITIES                                  8,723              900


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    7,017,200 and 6,517,200 shares
    issued and outstanding at
    December 31, 2001 and 2000.                          7,017            6,517
  Additional Paid-in Capital                         4,183,143          308,643
  Deficit accumulated
    during development stage                        (4,084,188)        (142,621)
                                                    ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                       105,972          172,539
                                                    ----------       ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $  114,695         $173,439
                                                    ==========       ==========



















                    See accompanying notes & accountants' report

                           Inet Commerce Conduit Corp.
                            Statements of Operations
                          (A Development Stage Company)
                     Years Ended December 31, 2001 and 2000

                                                                        Since
                                    2001               2000           Inception

REVENUES:
  Interest Income                $      224        $        0        $    2,238
                                 ----------        ----------        ----------
    TOTAL REVENUES               $      224                 0        $    2,238


EXPENSES
    DEVELOPMENT STAGE EXPENSES   (3,941,791)          (55,545)       (4,086,426)
                                 ----------        ----------        ----------

      NET LOSS                   (3,941,567)       $  (55,545)       (4,084,188)
                                 ==========        ==========        ==========

      NET LOSS PER SHARE         $     (.60)       $     (.01)
                                 ==========        ==========

      WEIGHTED AVVERAGE COMMON
           SHARES OUTSTANDING     6,558,867         6,517,200
                                 ==========        ==========



































                    See accompanying notes & accountants' report



                                     Inet Commerce Conduit Corp.
                            Statement of Changes in Stockholders' Equity
                                    (A Development Stage Company)
                                 From Inception to December 31, 2001


                                                                                               Deficit
                                                     Common Stock                            Accumulated
                                                   Par Value $.001           Additional        During           Total
                                           -------------------------------     Paid-In       Development     Stockholders'
                                                Shares           Amount        Capital          Stage           Equity
                                           --------------------------------------------------------------------------------
Common stock issued for capital
  contribution by stockholder                  1,000,000         $1,000      $    9,000                        $   10,000

Common stock issued in connection
 with 504 offering                                34,400             34           5,126                             5,160

Net Loss 1996                                                                                          -                -
                                           --------------------------------------------------------------------------------

Balance at December 31, 1996                   1,034,400          1,034          14,126                0           15,160

Common stock reverse stock
  split 1 share for 2 shares                    (517,200)          (517)            517                                 0

Net Loss 1997                                                                                    (15,160)         (15,160)
                                           --------------------------------------------------------------------------------

Balance at December 31, 1997                     517,200            517          14,643          (15,160)               0

Net Loss 1998                                                                                    (17,087)         (17,087)
                                           --------------------------------------------------------------------------------

Balance at December 31, 1998                     517,200            517          14,643          (32,247)         (17,087)

Common stock issued in connection
 with 504 offering                             6,000,000          6,000         294,000                           300,000

Net Loss 1999                                                                                    (54,829)         (54,829)
                                           --------------------------------------------------------------------------------

Balance at December 31, 1999                   6,517,200          6,517         308,643          (87,076)         228,084

Net Loss 2000                                                                                    (55,545)         (55,545)
                                           --------------------------------------------------------------------------------

Balance at December 31, 2000                   6,517,200          6,517         308,643         (142,621)         172,539

Common stock issued for services
  November 30, 2001                              500,000            500       3,874,500                         3,875,000

Net Loss 2001                                                                                 (3,941,567)      (3,941,567)
                                           --------------------------------------------------------------------------------

Balance at December 31, 2001                   7,017,200         $7,017      $4,183,143      $(4,084,188)      $  105,972
                                           ================================================================================







                              See accompanying notes and accountants' report


                                  Inet Commerce Conduit Corp.
                                   Statements of Cash Flows
                                 (A Development Stage Company)
                           For the Years Ended December 31, 2001 and 2000

                                                                                                     Since
                                                              2001                2000             Inception
                                                              ----                ----             ---------
Cash flows from operating activities:
  Net Loss                                                ($3,941,567)          ($55,545)          $ (142,621)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Stock issued for services                               3,875,000                               3,875,000
    Deposits                                                     (224)                 0               (6,974)
    Accounts Payable                                            7,823                817                8,723
                                                          -----------           --------           ----------
  Net cash utilized by operating activities                   (58,968)           (54,728)           3,734,128

Cash flows from investing activities:
  Net cash utilized by investing activities                         0                  0                    0

Cash flows from financing activities:
    Proceeds from issuance of common stock                          0                  0              315,160
                                                          -----------           --------           ----------
  Net cash provided from financing activities                       0                  0              315,160
                                                          -----------           --------           ----------
Net Increase in Cash                                          (58,968)           (54,728)           4,049,288

Cash & Equivalents balance at January 1,                      166,689            221,417                    0
                                                          -----------           --------           ----------
Cash & Equivalents balance at December 31,                    107,721            166,689            4,049,288
                                                          ===========           ========           ==========

Non-Cash transactions
  Stock issued in exchange for services                     3,875,000                  0            3,875,000
                                                          ===========           ========           ==========










                    See accompanying notes and accountants' report

Inet Commerce Conduit Corp.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Inet Commerce Conduit Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Business and Organization
-------------------------

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

Cash and Cash Equivalents
-------------------------

The Company considers cash and all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, notes receivable, and accrued liabilities approximate fair value because of their short maturities.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Concentrations
--------------

Cash and cash equivalents are, for the most part, maintained with several major financial institutions in the United States. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2001 and 2000 the Company's uninsured cash balance totaled $7,721 and $66,689 respectively.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided on temporary differences between book and tax income, arising primarily from the use of differing methods of recognition of start-up costs. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

Loss per Share
--------------

The computation of loss per share of common stock is based upon the weighted average common shares outstanding during each period.

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of December 31, 2001 and 2000 the balance due on the card was $3,504 and $0 respectively.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of December 31, 2001 and 2000:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 6,517,200 shares and 7,017,200 at December 31, 2001 and 2000 respectively.

NOTE 4 - RESEARCH AND DEVELOPMENT

Research and development cost related to website development are charged to development stage expenses as incurred. The Company recognized research and development costs of $4,790 and $20,060 in 2001 and 2000.

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

NOTE 6 - STOCK TRANSACTIONS

Compensation
------------

On November 30, 2001, the Company issued 500,000 shares of restricted, unregistered common stock to two consultants in exchange for services rendered in the offering of the common stock. These issuances were valued at approximately $3,875,000 ($7.75 per share), which equals management's estimate of the fair market value of the services provided. The value of these issuances are reflected as a component of development stage expenses in the 2001 income statement.

NOTE 7 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $787,958 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not. The change in the valuation allowance for the years ended December 31, 2001 and 2000 was $759,712 and $10,830 respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              2001         2000

     Deferred tax assets:
      Net operating loss carryforwards     $787,958     $ 28,246
                                           --------     --------
      Total deferred tax assets             787,958       28,246
      Valuation allowance for
        deferred tax assets                (787,958)     (28,246)
                                           --------     --------
                                                  0            0
                                           ========     ========


The Company has incurred net operating losses since inception. At December 31, 2001 and 2000 the Company had approximately $3,939,791 and $141,723 in operating loss carryforwards that expire in various amounts from 2016 through 2021.

NOTE 8 - OPERATING LEASE

The Company conducts it operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

Lease rent expense for the years ended December 31, 2001 and 2000 amounted to $3,361 and $0. At December 31, 2001, future minimum lease payments and rent usage tax were $0.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $11,200 and $15,390 have been paid to shareholders and companies owned by shareholders during the years ended December 31, 2001 and 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.