Form 10QSB
period 2002-03-31
INET COMMERCE CONDUIT CORP
filed 2002-05-15
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                                   For the quarterly period ended March 31, 2002

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

                                 (416) 216-4623
                           ---------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002 was 7,017,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [ ]

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheets as of March 31, 2002
              and December 31, 2001                                       3

              Condensed Statements of Loss for the Three
              Months Ended March 31, 2002 and March 31, 2001,
              and since Inception                                         4

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and March 31,
              2001 and since Inception                                    5

              Notes to Financial Statements                               6


     Item 2.  Plan of Operation                                           9



Part II. Other Information

     Item 1.  Legal Proceedings                                          10

     Item 2.  Changes in Securities                                      10

     Item 3.  Defaults in Senior Securities                              10

     Item 4.  Submission of Matters to a Vote of Securities Holders      10

     Item 5.  Other Information                                          10

     Item 6.  Exhibits and Reports on Form 8-K                           10

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------



                           Inet Commerce Conduit Corp.
                            Condensed Balance Sheets
                          (A Development Stage Company)
                                   (Unaudited)

                                                    03/31/2002      12/31/2001

                                     ASSETS


  Cash                                              $   83,194       $  107,721
  Deposits                                               6,974            6,974
                                                    ----------       ----------
TOTAL ASSETS                                        $   90,168       $  114,695
                                                    ==========       ==========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
   Accounts Payable                                 $      294       $    8,723
                                                    ----------       ----------
      TOTAL LIABILITIES                             $      294       $    8,723


STOCKHOLDERS' EQUITY
  Common stock - par value $.001,
    authorized 50,000,000 shares;
    issued and outstanding
    7,017,200 shares.                                    7,017            7,017
  Additional Paid-in Capital                         4,183,143        4,183,143
  Accumulated Deficit                               (4,100,286)      (4,084,188)
                                                    ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                        89,874          105,972
                                                    ----------       ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $   90,168       $  114,695
                                                    ==========       ==========

                           Inet Commerce Conduit Corp.
                          Condensed Statements of Loss
                          (A Development Stage Company)
                                   (Unaudited)


                                      -----------------------------------------
                                           Three Months                Since
                                                                     Inception
                                      -----------------------------------------

                                       3/31/02         3/31/01

REVENUES:
    INTEREST INCOME                   $       0       $       0     $     2,238
                                      ---------       ---------     -----------
    TOTAL REVENUES                    $       0       $       0     $     2,014


EXPENSES
    DEVELOPMENT STAGE EXPENSES        $ (16,098)        (14,291)     (4,102,524)
                                      ---------       ---------     -----------

      NET LOSS                        $ (16,098)      $ (14,291)    $(4,100,286)
                                      =========       =========     ===========


Loss per common share:
  Basic Earnings per share            $    (.01)      $    (.01)
                                      =========       =========


Weighted average shares
 Outstanding                          7,017,200       6,517,200
                                      =========       =========

                                            Inet Commerce Conduit Corp.
                                        Condensed Statements of Cash Flows
                                          (A Development Stage Company)
                                                   (Unaudited)

                                                              -----------------------------        ------------
                                                               For the Three Months Ended             Since
                                                                        March 31                    Inception
                                                              -----------------------------        ------------
                                                                2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES

  Interest Received                                                                                  $   2,238
  Cash Paid for Operating Expenditures                         $(24,527)           $(15,191)          (234,204)
NET CASH UTILIZED BY                                           --------            --------          ---------
  OPERATING ACTIVITIES:                                         (24,527)            (15,191)          (231,966)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              -                   -            315,160
NET CASH PROVIDED BY                                           --------            --------          ---------
  FINANCING ACTIVITIES:                                               -                   -            315,160

NET INCREASE (DECREASE) IN CASH                                 (24,527)            (15,191)            83,194
CASH & EQUIVALENTS AT JANUARY 1,                                107,721             166,689                  -
                                                               --------            --------          ---------
CASH & EQUIVALENTS AT MARCH 31,                                $ 83,194            $151,498          $  83,194
                                                               ========            ========          =========

Reconciliation of excess revenues over expenses to net cash provided (used) by operating activities:

Excess of revenues over expenses                                (16,098)            (14,291)        (4,102,524)

Adjustments to reconcile excess revenues
  over expenses to net cash provided (used)
  by operating activities:
Stock issued for services                                                                            3,875,000
Deposits                                                                                                (6,974)
Accounts Payable                                                 (8,429)               (900)               294
                                                               --------            --------          ---------
Net Cash Provided (Utilized) by
Operating Activities                                           $(24,527)           $(15,191)         $(234,204)
                                                               ========            ========          =========
Non-cash transactions
  Stock issued for services 11-30-2001                                0                   0          3,875,000
                                                               ========            ========          =========


Inet Commerce Conduit Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been Prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Inet Commerce Conduit Corp. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit must be kept in the account for twelve months not to forfeit the deposit. The deposit can be returned any time after the initial twelve months provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of March 31, 2002 and 2001 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of March 31, 2002 and December 31, 2001:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 7,017,200 shares at March 31, 2002 and December 31, 2001.

NOTE 4 - ADVERTISING

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended March 31, 2002 and 2001 were $1,825 and $0 respectively.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            2001         2000
     Deferred tax assets:
     Net operating loss carryforwards   $787,958     $ 28,246
                                        ---------    ---------
     Total deferred tax assets           787,958       28,246
     Valuation allowance for
       deferred tax assets              (787,958)    ( 28,246)
                                        --------     --------
                                               0            0
                                        ========     ========


The Company has incurred net operating losses since inception. At December 31, 2002 and 2001 the Company had approximately $3,939,791 and $141,723 in operating loss carryforwards that expire in various amounts from 2016 through 2021.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $4000 and $1,950 have been paid to officers and companies owned by shareholders during the periods ended March 31, 2002 and 2001 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

NOTE 8 - OPERATING LEASE

The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

Lease rent expense for the periods ended March 31, 2002 and 2001 amounted to $1,200 and $0. At March 31, 2002, future minimum lease payments and rent usage tax were $0.

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

     If sufficient capital becomes available to the Issuer, it may also acquire and hold direct venture capital investments in Internet related companies it has evaluated. There are no present arrangements under which the Issuer can acquire such capital, nor any assurance that such capital will become available. The Issuer is of the opinion it has sufficient resources to continue limited operations through December 31, 2002. It is the present intention of the Issuer, that most venture capital investments will result in the Issuer holding a majority voting interest in the company in which the investment is made and to otherwise conduct its operations so that the Issuer does not become an Investment Company under the Investment Company Act of 1940.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits:  Not applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended March 31, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION


Dated:  May 10, 2002               By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director