Form 10QSB
period 2002-06-30
INET COMMERCE CONDUIT CORP
filed 2002-08-13
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                                   For the quarterly period ended June 30, 2002

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from            to
                                                      ----------    ------------

                                                 Commission file number: 0-28363
                                                                         -------

                               SBS Interactive Co.
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



     37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, M5R 1E2, Canada
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 961-1409
                           ---------------------------
                           (Issuer's telephone number)



                       Inet Commerce Conduit Corporation
      615 Mount Pleasant Road, Suite 318, Toronto, Ontario, Canada M453C5
                                 (416) 216-4623
      -------------------------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)




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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2002 was 7,017,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [ ]

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheets as of June 30, 2002
              and December 31, 2001                                       3

              Condensed Statements of Loss for Three Months
              Ended June 30, 2002 and June 30, 2001,
              Six Months Ended June 30, 2002 and June 30, 2001
              and Since Inception                                         4

              Condensed Statements of Cash Flows for Six
              Months Ended June 30, 2002 and June 30, 2001
              and Since Inception                                         5

              Notes to Condensed Financial Statements                     6


     Item 2.  Plan of Operation                                          10



Part II. Other Information

     Item 1.  Legal Proceedings                                          12

     Item 2.  Changes in Securities                                      12

     Item 3.  Defaults in Senior Securities                              12

     Item 4.  Submission of Matters to a Vote of Securities Holders      12

     Item 5.  Other Information                                          12

     Item 6.  Exhibits and Reports on Form 8-K                           12

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

                           Inet Commerce Conduit Corp.
                            Condensed Balance Sheets
                          (A Development Stage Company)
                                   (Unaudited)

                                                    06/30/2002      12/31/2001
                                                    ----------      ----------

                                     ASSETS


   Cash                                            $   75,222       $  107,721
   Deposits                                             6,974            6,974
                                                   ----------       ----------
 TOTAL ASSETS                                      $  $82,196       $  114,695
                                                   ==========       ==========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


 LIABILITIES:
    Accounts Payable                               $      294       $    8,723
                                                   ----------       ----------
       TOTAL LIABILITIES                           $      294       $    8,723


 STOCKHOLDERS' EQUITY
   Common stock - par value $.001,
     authorized 50,000,000 shares;
     issued and outstanding
     7,017,200 shares.                                  7,017            7,017
   Additional Paid-in Capital                       4,183,143        4,183,143
   Accumulated Deficit                             (4,108,258)      (4,084,188)
                                                   ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY                      81,902          105,972
                                                   ----------       ----------

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                            $   82,196       $  114,695
                                                   ==========       ==========



                                                      Inet Commerce Conduit Corp.
                                                     Condensed Statements of Loss
                                                     (A Development Stage Company)
                                                              (Unaudited)


                                      -------------------------------------------------------------------------
                                             Three Months                      Six Months              Since
                                                                                                     Inception
                                      -------------------------------------------------------------------------

                                       6/30/02         6/30/01          6/30/02         6/30/01
REVENUES:
    INTEREST INCOME                                                                                 $     2,238
                                      ---------       ---------       ---------       ---------     -----------
    TOTAL REVENUES                    $       0       $       0       $       0       $       0     $     2,238


EXPENSES
    DEVELOPMENT STAGE EXPENSES           (7,972)        (11,759)        (24,070)        (26,050)     (4,110,496)
                                      ---------       ---------       ---------       ---------     -----------

      NET LOSS                        $  (7,972)      $ (11,759)      $ (24,070)      $ (26,050)    $(4,108,258)
                                      =========       =========       =========       =========     ===========


Loss per common share:
  Basic Earnings per share            $    (.01)      $    (.01)      $    (.01)      $    (.01)
                                      =========       =========       =========       =========


Weighted average shares
 Outstanding                          7,017,200       6,517,200       7,017,200       6,517,200
                                      =========       =========       =========       =========





                                     Inet Commerce Conduit Corp.
                                 Condensed Statements of Cash Flows
                                    (A Development Stage Company)
                                             (Unaudited)

                                                               -----------------------------         -----------
                                                                                                        Since
                                                                  For the Six Months Ended            Inception
                                                               -----------------------------         -----------
                                                               6/30/2002           6/30/2001
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest Received                                                                                  $    2,238
  Cash Paid for Operating Expenditures                          $(32,499)           $(26,950)          (234,204)
NET CASH UTILIZED BY                                            --------            --------         ----------
  OPERATING ACTIVITIES:                                          (32,499)            (26,950)          (231,966)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                               -                   -            315,160
NET CASH PROVIDED BY                                            --------            --------         ----------
  FINANCING ACTIVITIES:                                                -                   -            315,160

NET INCREASE (DECREASE) IN CASH                                  (32,499)            (26,950)            83,194
CASH & EQUIVALENTS AT JANUARY 1,                                 107,721             166,689                  -
                                                                --------            --------         ----------
CASH & EQUIVALENTS AT JUNE 30,                                  $ 75,222            $139,739         $   83,194
                                                                ========            ========         ==========

Reconciliation of excess revenues over expenses to net cash provided (used) by operating activities:

Net Loss                                                         (24,070)            (26,050)        (4,108,258)

Adjustments to reconcile excess revenues
  over expenses to net cash provided (used)
  by operating activities:
Stock issued for services                                                                             3,875,000
Deposits                                                                                                 (6,974)
Accounts Payable                                                  (8,429)               (900)               294
                                                                --------            --------         ----------
Net Cash Provided (Utilized) by
Operating Activities                                            $(32,499)           $(26,950)        $ (239,938)
                                                                ========            ========         ==========
Non-cash transactions
  Stock issued for services 11-30-2001                                 0                   0          3,875,000
                                                                ========            ========         ==========


Inet Commerce Conduit Corp.
A Development Stage Company)
Notes to the Condensed Financial Statements

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

On July 30, 2002, the Company amended and restated its articles of incorporation and changed its name to SBS Interactive, Co. (See Note 9 - SUBSEQUENT EVENTS)

DEVELOPMENT STAGE

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

NOTE 2 - DEPOSITS

This represents an amount deposited on November 15, 1999 (and subsequent interest earned) with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit can be returned at any time provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of June 30, 2002 and 2001 the balance due on the card was $0.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock as of June 30, 2002 and December 31, 2001:

Common stock, $0.001 par value; authorized 50,000,000 shares; issued and outstanding 7,017,200 shares at June 30, 2002 and December 31, 2001.

NOTE 4 - ADVERTISING

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended June 30, 2002 and 2001 were $1,825 and $0 respectively.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through a merger with an existing operating company and raising capital. (See Note 9 - SUBSEQUENT EVENTS)

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2002, the Company had federal net operating losses (NOL) of approximately $4,108,258. The NOL expires during the years 2016 through 2021. In the event of a change in ownership of the Company, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

Realization of any portion of the approximate $1,396,808 deferred federal tax asset at June 30, 2002, resulting from the utilization of the NOL, is considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

Six Months ended June 30,                          2002                 2001

Tax benefit at the United States
  Statutory rate                                 $ 3,998              $ 8,857
State income tax benefit, net                       (200)                (443)
Valuation allowance adjustment                    (3,798)              (8,414)
                                                 -------              -------
Income tax benefit                               $     0              $     0
                                                 =======              =======

Significant components of the Company's deferred tax liabilities and assets at June 30, 2002 and 2001 are as follows:

Deferred tax assets:
  Net operating loss carryforwards               $ 1,396,808          $ 57,438
  Valuation allowance for deferred
    Tax assets                                    (1,396,808)          (57,438)
                                                 -----------          --------
Income tax benefit                               $         0          $      0
                                                 ===========          ========

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $4000 and $1,950 have been paid to officers and companies owned by shareholders during the periods ended June 30, 2002 and 2001 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

NOTE 8 - OPERATING LEASE

The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

Lease rent expense for the periods ended June 30, 2002 and 2001 amounted to $1,950 and $0. At June 30, 2002, future minimum lease payments and rent usage tax were $0.

NOTE 9 - SUBSEQUENT EVENTS

On July 30, 2002, the Company amended and restated its articles of incorporation and changed its name to SBS Interactive, Co.

From September of 1999 to the present, the Company initiated and conducted operations as a consultant to Internet-related entertainments seeking capital. Due to a lack of any meaningful response to these efforts, the Company concluded to put these consulting efforts on hold and is in the process of closing its consulting Internet offices. The Company has entered into arrangements for a business Combination in which it will acquire 100% ownership of SBS Interactive, Inc., a Nevada corporation ("Interactive") in exchange for approximately 3,181,000 shares of common stock to be issued to the stockholders of Interactive. The Company has concluded to concentrate its operations on attempting to raise capital to fund and operate the business of Interactive as a consumer electronics company focused on developing, marketing and licensing products that enable the consumers to use their televisions as an interactive medium.

On July 16, 2002, Interactive, the Company and SBS Acquisition, Inc., a Nevada corporation and a wholly owned subsidiary of the Company executed and entered into a "Merger Agreement". The Merger Agreement, if closed pursuant to its terms, provides for the Business Combination in which Interactive will become a wholly owned subsidiary of the Company and the present stockholders of Interactive will become shareholders of the Company. The Merger Agreement provides that upon its "Effective Time":

Acquisition will be merged into Interactive which will be the surviving corporation in the merger;

The 20,676,000 shares of the common stock of Interactive outstanding immediately prior to the Effective Time shall be cancelled and the holders of that stock shall become shareholders of the Company with each 6.5 aforementiond shares of Interactive stock becoming 1 share of the Company's common stock (no fractional shares of the Company's shares will be issued and each Interactive shareholder entitled to a fractional share will be issued a whole share therefor); Approximately 3,181,000 shares will be issued by the company.

Interactive will 1,000 shares of new common stock to the Company and thus become a wholly owned subsidiary of the Company.

The Board of Directors and officers of the Company will be reorganized and the following will constitute its directors and officers:

       Name                                              Position(s)
       ----                                              -----------

    Todd Gotlieb                                  President and Director

    Barry Alter                                   Secretary and Director


The Business Combination is designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of Interactive are advised and cautioned to seek their own tax advice and counsel on this issue;

The stock of the Company being issued to the Interactive shareholders is: (i) being issued pursuant to exemptions for the registration requirements of the Securities Act of 1933 ("Securities Act") provided in Rule 506 of Regulation D and/or Regulation S adopted under the Securities Act; (ii) "restricted securities" as defined under the Securities Act; and (iii) subject to restrictions on their future transferability and/or sale.

The Merger Agreement has been approved by the Boards of Directors of the Company, Interactive and Acquisition and the shareholders of Acquisition and Interactive. Accordingly it is presently planned that the Business Combination will be completed approximately 30 days after the mailing of the Disclosure Statement to the interactive shareholders by the filing of Articles of Merger with the State of Nevada. Under Nevada law, the shareholders of Interactive have a right to dissent and receive payment of the "fair value" on the holders' Interactive stock immediately prior to the Business Combination. The Merger Agreement provides that if the holders of more than 10% of Interactive's outstanding common stock dissent from the merger, the Company may terminate the transaction.

Item 2.  Plan of Operation
-------  -----------------

     SBS Interactive, Co. ("Company" or "Issuer") was formed as a Florida corporation named "Cosmetics Consultation Corporation" on September 20, 1996. Its name was changed to "Lomillo Consulting Corp." on November 25, 1996 and then to "Inet Commerce Conduit Corp." on July 17, 1997. On July 30, 2002, the Company changed its name to "SBS Interactive, Co." in anticipation of the completion of the Business Combination hereinafter described. From September of 1999 to the present, the Company initiated and conducted operations as a consultant to Internet-related entertainments seeking capital. Due to a lack of any meaningful response to these efforts, the Company concluded to put these consulting efforts on hold and is in the process of closing its consulting Internet offices. The Company has entered into arrangements for a business Combination in which it will acquire 100% ownership of SBS Interactive, Inc., a Nevada corporation ("Interactive") in exchange for approximately 3,190,000 shares of common stock to be issued to the stockholders of Interactive. The Company has concluded to concentrate its operations on attempting to raise capital to fund and operate the business of Interactive as a consumer electronics company focused on developing, marketing and licensing products that enable the consumers to use their televisions as an interactive medium.

     On July 22, 2002, Interactive, the Company and SBS Acquisition, Inc., a Nevada corporation and a wholly owned subsidiary of the Company executed and entered into a "Merger Agreement". The Merger Agreement, if closed pursuant to its terms, provides for the Business Combination in which Interactive will become a wholly owned subsidiary of the Company and the present stockholders of Interactive will become shareholders of the Company. The Merger Agreement provides that upon its "Effective Time":

     o Acquisition will be merged into Interactive which will be the surviving corporation in the merger;

     o The 20,676,000 shares of the common stock of Interactive outstanding immediately prior to the Effective Time shall be canceled and the holders of that stock shall become shareholders of the Company with each 6.5 old shares of Interactive stock becoming 1 share of the Company's common stock (no fractional shares of the Company's shares will be issued and each Interactive shareholder entitled to a fractional share will be issued a whole share therefor). Approximately 3,181,000 shares will be issued by the Company in the transaction;

     o Interactive will issue 1,000 shares of the new common stock to the Company and thus will a wholly-owned subsidiary of the Company;

     o The Board of Directors and officers of the Company will be reorganized and the following will constitute its directors and officers:

              Name                                 Position(s)
              ----                                 -----------

          Todd Gotlieb                        President and Director

          Barry Alter                         Secretary and Director;


     o The Business Combination is designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of Interactive are advised and cautioned to seek their own tax advice and counsel on this issue;

     o The stock of the Company being issued to the Interactive shareholders is: (i) being issued pursuant to exemptions for the registration requirements of the Securities Act of 1933 ("Securities Act") provided in Rule 506 of Regulation D and/or Regulation S adopted under the Securities Act; (ii) "restricted securities" as defined under the Securities Act; and (iii) subject to restrictions on their future transferability and/or sale.

     The Merger Agreement has been approved by the Boards of Directors of the Company, Interactive and Acquisition and the shareholders of Acquisition and Interactive. Accordingly it is presently planned that the Business Combination will be completed approximately 30 days after the mailing information required by Nevada law to the Interactive shareholders by the filing of Articles of Merger with the State of Nevada. Under Nevada law, the shareholders of Interactive have a right to dissent and receive payment of the "fair value" on the holders' Interactive stock immediately prior to the Business Combination. The Merger Agreement provides that if the holders of more than 10% of Interactive's outstanding common stock dissent from the merger, the Company may terminate the transaction.

     A copy of the Merger  Agreement is filed with this Form 10-QSB Report as an
Exhibit 10(a).

     If the Business Combination is completed, the Company will endeavor to acquire a significant amount of additional equity capital to fund the development and business operations of Interactive. This additional equity capital would be acquired through the sale of restricted equity securities of the Company in a "Private Placement" proposed to be made pursuant to an exemption from the registration requirements of the Securities Act of 1933. Although the Company and Interactive are aware of some potential investor interest in the proposed Private Placement, there are no commitments or binding arrangements for the acquisition of any additional capital nor any assurance that such will become available to the Company or Interactive.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10(a) Merger Agreement dated July 22, 2002 Between and Among Inet Commerce Conduit Corporation, SBS Interactive, Inc. and SBS Acquisition, Inc.

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended June 30, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INET COMMERCE CONDUIT CORPORATION


Dated:  August 12, 2002           By:  /s/ Paul H. Stone
                                        ----------------------------------------
                                        Paul H. Stone, President and Principal
                                        Executive, Financial and Accounting
                                        Officer and Sole Director