Form 10QSB
period 2002-09-30
SBS INTERACTIVE CO
filed 2002-11-12
CIK 1085220

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 28, 2002 was 7,017,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [ ]

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheet as of September 30, 2002            3

              Condensed Statements of Loss for Three Months
              Ended September 30, 2002 and September 30, 2001,
              Nine Months Ended September 30, 2002 and
              September 30, 2001 and Since Inception                      4

              Condensed Statements of Cash Flows for Nine
              Months Ended September 30, 2002 and
              September 30, 2001 and Since Inception                      5

              Summary of Significant Accounting Policies                  6

              Notes to Condensed Financial Statements                     8

     Item 2.  Plan of Operation                                          13



Part II. Other Information

     Item 1.  Legal Proceedings                                          16

     Item 2.  Changes in Securities                                      16

     Item 3.  Defaults in Senior Securities                              16

     Item 4.  Submission of Matters to a Vote of Securities Holders      16

     Item 5.  Other Information                                          16

     Item 6.  Exhibits and Reports on Form 8-K                           16

Signatures                                                               17

Certifications                                                           18

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

     The requisite financial statements for SBS Interactive, Co. through September 30, 2002 are submitted below. Appropriate financial statements for its significant subsidiary, SBS Interactive, Inc. which was acquired on October 29, 2002 (See Item 2. Plan of Operation) are in the process of preparation and will be filed on or before December 30, 2002.


                              SBS INTERACTIVE, CO.

                             CONDENSED BALANCE SHEET


September 30,                                                          2002
-------------                                                       -----------

Assets
   Cash                                                             $    55,775
   Deposits                                                               6,974
                                                                    -----------
                                                                    $    62,749
                                                                    ===========

Liabilities and Stockholders' Equity

Total liabilities                                                             0

Commitments and Contingencies

Stockholders' Equity

Common stock, $0.001 par value;  50,000,000 shares
   authorized; 7,017,000 shares issued and outstanding                    7,017
Additional paid-in capital                                            4,183,143
Deficit accumulated during the development stage                     (4,127,411)
                                                                    -----------
Total stockholders' equity                                               62,749
                                                                    -----------
                                                                    $    62,749
                                                                    ===========

                                                         SBS INTERACTIVE, CO.

                                                  CONDENSED STATEMENTS OF OPERATIONS


                                                         For the three   For the three    For the nine    For the nine     From
                                                         months ended    months ended     months ended    months ended   inception
                                                           Sep. 30,        Sep. 30,         Sep. 30,        Sep. 30,     to Sep. 30,
                                                             2002            2001             2002            2001          2002
                                                         -------------   -------------    -------------   -------------  -----------
Development stage expenses:
     Selling, general and administrative,
       excluding non-cash compensation
      (benefit) expense                                   $   19,153        $   12,570      $   43,223     $   38,620   $   254,649
     Non-cash compensation expense                                 -                 -               -              -     3,875,000
                                                          ----------        ----------      ----------     ----------   -----------

Total development stage expenses                              19,153            12,570          43,223         38,620     4,129,649
                                                          ----------        ----------      ----------     ----------   -----------

Loss from operations                                         (19,153)          (12,570)        (43,223)       (38,620)   (4,129,649)

Other income:
     Interest income                                               -                 -               -              -         2,238
                                                          ----------        ----------      ----------     ----------   -----------

Net loss                                                     (19,153)          (12,570)        (43,223)       (38,620)    4,127,411)
                                                          ----------        ----------      ----------     ----------   -----------

Net loss applicable to common stock                       $  (19,153)       $  (12,570)     $  (43,223)    $  (38,620)  $(4,127,411)
                                                          ==========        ==========      ==========     ==========   ===========

Net loss per common share (basic and diluted)             $    (0.01)       $    (0.01)     $    (0.01)    $    (0.01)
                                                          ==========        ==========      ==========     ==========

Weighted average number of common shares outstanding       7,017,200         6,517,200       7,017,200      6,517,200
                                                          ==========        ==========      ==========     ==========




                                  SBS INTERACTIVE, CO.

                           CONDENSED STATEMENTS OF CASH FLOWS


                                                        For the nine      For the nine
                                                        months ended      months ended       From
                                                          Sep. 30,          Sep. 30,      inception to
                                                            2002              2001        Sep. 30, 2002
                                                        ------------      -------------   -------------
Operating activities:
   Net loss                                              $ (43,223)        $  (38,620)     $(4,127,411)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Common stock issued for services                          -                  -        3,875,000
   Change in assets and liabilities:
         Deposits                                                -                  -           (6,974)
         Accounts payable                                   (8,723)              (900)               -
                                                         ---------         ----------      -----------

Net cash used in operating activities                      (51,946)           (39,520)        (259,385)
                                                         ---------         ----------      -----------
Financing activities:
   Proceeds from issuance of common stock                        -                  -          315,160
                                                         ---------         ----------      -----------

Net cash provided by financing activities                        -                  -          315,160
                                                         ---------         ----------      -----------

Net increase (decrease) in cash and cash equivalents       (51,946)           (39,520)          55,775

Cash and equivalents, beginning of year                    107,721            166,689                -
                                                         ---------         ----------      -----------

Cash and equivalents, September 30, 2002                 $  55,775         $  127,169      $    55,775
                                                         =========         ==========      ===========


                              SBS INTERACTIVE, CO.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Inet Commerce Conduit Corp. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


NATURE OF OPERATIONS
--------------------

SBS Interactive, Co. (the "Company") was incorporated on September 20, 1996 under the laws of the State of Florida as Cosmetics Consultants Corp. for the purpose of marketing sales and support services to retailers of cosmetic companies. In November of 1999 the Company changed its activities to acting as a consultant to internet related enterprises that are seeking capital. In July, 2002 the Company changed its activities to operate as a consumer electronics company focused on developing, marketing and licensing products that enable the consumers to use their televisions as an interactive medium.

On November 25, 1996, Cosmetics Consultants Corp. changed its name to Lomillo Consultants Corp.

On July 17, 1997, the Company amended and restated its articles of incorporation and changed its name to Inet Commerce Conduit Corp.

On July 30, 2002, the Company amended and restated its articles of incorporation and changed its name to SBS Interactive, Co

The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

                              SBS INTERACTIVE, CO.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amounts of the Company's financial assets, including cash and cash equivalents approximate fair value because of their short maturities.


USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ADVERTISING
-----------

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended September 30, 2002 and 2001 were $1,825 and $1,790 respectively.


INCOME TAXES
------------

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.


LOSS PER SHARE
--------------

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.

                              SBS INTERACTIVE, CO.

                          NOTES TO FINANCIAL STATEMENTS


1.   GOING CONCERN
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4 million and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

2.   DEPOSITS
     --------

     This represents an amount deposited on November 15, 1999 (and subsequent interest earned) with a bank for a secured corporate credit card with a credit limit of $5,000. The deposit can be returned at any time provided the request is made in writing and there is no balance outstanding on the account. Should any balance be outstanding, the deposit would be applied against the balance due and the remainder would be refunded to the Company. As of September 30, 2002 the balance due on the card was $0.


3.   COMMON STOCK
     ------------

     On November 30, 2001, the Company issued 500,000 shares of restricted, unregistered common stock to two consultants in exchange for services rendered in the offering of the common stock.. The issuances were valued at estimated fair value of $7.75 per share. In connection therewith, the Company recorded a charge to operations in the amount of $3,875,000 during 2001.

                              SBS INTERACTIVE, CO.

                          NOTES TO FINANCIAL STATEMENTS


     The following reconciles the components of the loss per share computation:

     For the nine months ended
     September 30,                              2002                                   2001
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------
     Loss per common share
         Net (loss)
         available to
         common                 $(43,223)     7,017,200     $(0.01)     $(38,620)     6,517,200     $(0.01)
                                --------      ---------     ------      --------      ---------     ------
         Net (loss)
         available
         to  common
         shareholders
         plus assumed
         conversions            $(43,223)     7,017,200     $(0.01)     $(38,620)     6,517,200     $(0.01)
                                ========      =========     =======     ========      ==========    =======


4.   INCOME TAXES
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, the Company had federal net operating losses (NOL) of approximately $4,288,633. The NOL expires in the years 2016 through 2021. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

     Realization of any portion of the approximate $ 1,473,566 deferred federal tax asset at September 30, 2002 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

      Nine months ended Sep. 30,                  2002               2001
     ---------------------------              -----------        ------------

     Tax benefit at the United States
     statutory rate                           $   14,696          $   13,131
     State income tax benefit, net                   735                 657
                                              ----------          ----------
     Valuation allowance adjustment              (15,431)            (13,787)

     Income tax benefit                       $        -          $        -
                                              ==========          ==========

                              SBS INTERACTIVE, CO.

                          NOTES TO FINANCIAL STATEMENTS


     Significant components of the Company's deferred tax assets and liabilities are as follows:

     September 30,                               2002                2001
     -------------                            -----------         ------------

     Deferred tax assets:
         Net operating loss
         carryforwards                        $ 1,473,566          $  51,572
     Valuation allowance for deferred
         tax assets                            (1,473,056)           (51,572)
                                              -----------          ---------

     Net deferred tax asset                   $         -          $      -
                                              ===========          ========


5.   RELATED PARTY TRANSACTIONS
     --------------------------

     Consulting Services
     -------------------

     The Company neither owns or leases any real property. Fees totaling $7,000 and $8,450 have been paid to officers and companies owned by shareholders during the periods ended September 30, 2002 and 2001 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.


6.   COMMITMENT AND CONTINGENCIES
     ----------------------------

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

     Lease rent expense for the periods ended September 30, 2002 and 2001 amounted to $2,600 and $1,600. At September 30, 2002, future minimum lease payments and rent usage tax were $0.

7.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure is as follows:

     September 30,                               2002                2001
     -------------                            -----------         ------------

     Cash paid for interest                   $        -          $         -
     Cash paid for taxes                               -                    -

                              SBS INTERACTIVE, CO.

                          NOTES TO FINANCIAL STATEMENTS

8.   SUBSEQUENT EVENTS
     -----------------

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

     On July 16, 2002, Interactive, the Company and SBS Acquisition, Inc., a Nevada corporation and a wholly owned subsidiary of the Company executed and entered into a "Merger Agreement". The Merger Agreement was closed on October 29, 2002 for the Business Combination in which Interactive will became a wholly owned subsidiary of the Company and the present stockholders of Interactive will become shareholders of the Company. The Merger Agreement provided that upon its "Effective Time":

     Acquisition was merged into Interactive which is the surviving corporation in the merger;

     The 20,676,000 shares of the common stock of Interactive outstanding immediately prior to the Effective Time was cancelled and the holders of that stock became shareholders of the Company with each 6.5 oldshares of Interactive stock becoming 1 share of the Company's common stock (no fractional shares of the Company's shares will be issued and each Interactive shareholder entitled to a fractional share will be issued a whole share therefor); Approximately 3,181,000 shares will be issued by the company.

     Interactive issued 1,000 shares of new common stock to the Company and thus became a wholly owned subsidiary of the Company.

     The Board of Directors and officers of the Company have been reorganized and the following constitutes its directors and officers:

                              SBS INTERACTIVE, CO.

                          NOTES TO FINANCIAL STATEMENTS


     Name                                Position(s)
     ----                                -----------

     Todd Gotlieb                        President and Director
     Barry Alter                         Vice President
     Patti Cooke                         Secretary and Director

     On August 31, 2002, Interactive and Steven S. Cady reached a conditional agreement that, if the Company completed the acquisition of Interactive and acquired sufficient additional capital to fund Interactive's program to manufacture and market its Side by SideTM products by the end of December 2002, Mr. Cady would become a director and the Chief Executive Officer of the Company. This agreement has been ratified by the Company since its acquisition of Interactive of October 29, 2002. It is presently understood by the parties that if the Company acquires $2,000,000 in additional capital by December 31, 2002, Mr. Cady will head a new management team to be assembled by him and Barry D. Alter and Patti Cooke will resign from positions as officers and/or directors. Mr. Cady has been acting as a consultant to Interactive since August 31, 2002, concentrating on product development with Ultimate Corporation and formation of the new management team for the Company.

     The Business Combination is designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of Interactive were advised and cautioned to seek their own tax advice and counsel on this issue;

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

     A copy of the Merger Agreement was filed with the Form 10-QSB Report for the period ended June 30, 2002 as an Exhibit 10(A). A copy of the Articles and Plan of Merger was filed with Nevada on October 29, 2002 to complete the acquisition of Interactive by the Company.

ITEM 2.  PLAN OF OPERATION
--------------------------

     SBS Interactive, Co. ("Company" or "Issuer") was formed as a Florida corporation named "Cosmetics Consultation Corporation" on September 20, 1996. Its name was changed to "Lomillo Consulting Corp." on November 25, 1996 and then to "Inet Commerce Conduit Corp." on July 17, 1997. On July 30, 2002, the Company changed its name to "SBS Interactive, Co." in anticipation of the completion of the Business Combination hereinafter described. From September of 1999 to the present, the Company initiated and conducted operations as a consultant to Internet-related enterprises seeking capital. Due to a lack of any meaningful response to these efforts, the Company concluded to put these consulting efforts on hold and is in the process of closing its consulting Internet offices. On October 29th the Company completed a Business Combination in which it acquired 100% ownership of SBS Interactive, Inc., a Nevada corporation ("Interactive") in exchange for approximately 3,181,000 shares of common stock to be issued to the stockholders of Interactive. The Company has concluded to concentrate its operations on attempting to raise capital to fund and operate the business of Interactive as a consumer electronics company focused on developing, marketing and licensing products that enable the consumers to use their televisions as an interactive medium.

     On July 16, 2002, Interactive, the Company and SBS Acquisition, Inc., a Nevada corporation and a wholly owned subsidiary of the Company executed and entered into a "Merger Agreement". The Merger Agreement was closed on October 29, 2002 for the Business Combination in which Interactive became a wholly owned subsidiary of the Company and the present stockholders of Interactive will become shareholders of the Company. The Merger Agreement provided that upon its "Effective Time":

     o Acquisition was merged into Interactive which was the surviving corporation in the merger;

     o The 20,676,000 shares of the common stock of Interactive outstanding immediately prior to the Effective Time were canceled and the holders of that stock shall become shareholders of the Company with each 6.5 old shares of Interactive stock becoming 1 share of the Company's common stock (no fractional shares of the Company's shares will be issued and each Interactive shareholder entitled to a fractional share will be issued a whole share therefor). Approximately 3,181,000 shares will be issued by the Company in the transaction;

o Interactive will issue 1,000 shares of the new common stock to the Company and thus Interactive will be a wholly-owned subsidiary of the Company;

o The Business Combination was designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of Interactive are advised and cautioned to seek their own tax advice and counsel on this issue;

o The stock of the Company being issued to the Interactive shareholders: (i) is being issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 ("Securities Act") provided in Rule 506 of Regulation D and/or Regulation S adopted under the Securities Act; (ii) will be "restricted securities" as defined under the Securities Act; and
              (iii) will be subject to restrictions on their future transferability and/or sale.

     A copy of the Merger Agreement was filed with the Form 10-QSB Report for the period ended June 30, 2002 as an Exhibit 10(a). A copy of the Articles and Plan of Merger filed with Nevada on October 29, 2002 to complete the acquisition of Interactive by the Company is filed herewith as Exhibit 10(b).

     Now that the Business Combination is completed, the Company will endeavor to acquire a significant amount of additional equity capital to fund the development and business operations of Interactive. This additional equity capital would be acquired through the sale of restricted equity securities of the Company in a "Private Placement" proposed to be made pursuant to an exemption from the registration requirements of the Securities Act of 1933. Although the Company and Interactive are aware of some potential investor interest in the proposed Private Placement, there are no commitments or binding arrangements for the acquisition of any additional capital nor any assurance that such will become available to the Company or Interactive.

     Interactive was organized as a Nevada corporation on August 8, 2002. It was formed to act as a consumer electronics company focused on acquiring, developing, licensing and marketing products that turn televisions into an interactive medium. During the period from August 2000 to October 2000, Interactive raised $ 1,850,000 through the sale of 1,850,000 shares of its common stock at $1.00 per share. Of this amount, $1,000,000 and 4,000,000 shares of Interactive common stock was paid on May 30 2002 for the acquisition of all the outstanding stock of High Plateau Holdings, Inc. ("High Plateau"). High Plateau is an Ontario corporation which owns the U.S. Patent to Side by SideTM the interactive video technology product which enables users to interact with people, characters or objects on their television screens and which Interactive plans to market. The balance of Interactive's capital has been expended on operating expenses and development of the Side by SideTM product.

     The technology of Side by SideTM is based upon "blue screen" technology which is widely used in the film and television industries. Side by SideTM uses its patented reverse "blue screen" technology to seamlessly combine pre-recorded program elements into the users environment as captured by the digital camera in the Side by SideTM set-top box. The Side by SideTM set-top box is connected between the user's DVD Player (which is transmitting the pre-recorded program elements) and the TV/Monitor. The TV Monitor then shows the combined pre-recorded elements and the user's performance captured by the Side by SideTM set-top box. The user can also add a VCR to record the combined image including video.

     The Side by SideTM product incorporates the use of the Side by SideTM patented software with a digital camera and a Keyer Unit developed under an exclusive worldwide Design and Royalty Agreement between High Plateau and Ultimatte Corporation, a leader in "blue screen" technology. The Side by SideTM set-top box presently uses camera components from Omnivision, the world's largest independent supplier of single-chip camera.

     If the Company is able to raise sufficient proceeds in its proposed private placement, it will commence production of the Side by SideTM product and initiate its marketing efforts.

     The potential uses for Side by SideTM in the consumer market includes but is not limited to children's programs; instructional and training programs (including fitness, sports, martial arts, exercise and self-help programs); video karaoke; performance (including musical instrument training, acting workshops, singing and dancing training); theme parties and adult entertainment. In the business and institutional markets the potential uses include but are not limited to: Product and procedural training and testing; military and security training; language education, training and educating the learning disabled, and public speaking training.

     Dependent upon the availability of additional capital to the Company, its marketing program will include: completion of marketing research; initiation of efforts to develop direct sales of the Side by SideTM hardware through existing retail outlets and software products; and to pursue licensing arrangements under which others in the electronic entertainment and telecommunications industries would manufacture and/or sell the Side by SideTM hardware and software products. The potential software licensees would include businesses involved in the filmed entertainment and music industries, the fitness, exercise and martial arts industries and adult entertainment industries. Potential hardware licensees would include electronic and computer products manufacturers. Interactive has demonstrated the Side by SideTM product to potential licensees and has received numerous positive responses and indications of interests in it. However, the Company does not have any firm licensing arrangements for either the software or the hardware Side by SideTM products of any firm distribution arrangements with any existing retailers.

     On  October  29,  2002  pursuant  to terms  of the  Merger  Agreement,  the
management  of  the  Company  has  changed.   The  following  table  sets  forth
information regarding the directors and executive officers of the Company:

                                                                      Beginning
     Name                 Age           Positions                      of Term
     ----                 ---           ---------                     ---------

     Todd E. Gotlieb       36       President & Director               10/2002

     Barry D. Alter        47       Vice President & Director          10/2002

     Patti Cooke           47       Secretary                          10/2002


     Todd E. Gotlieb graduated from the Osgoode Hall School of Law in 1989. He was engaged in the private practice of law in Toronto, Ontario from 1997 through early 1999. From early 1999 through July of 2002, he was employed as a Vice President for Exclusive Auto Marketing in Toronto, Ontario. He has served as the founder, President and a director of SBS Interactive, Inc. in Toronto, Ontario since its formation in August of 2000.

     Barry D. Alter has served as a director of SBS Interactive, Inc. since July of 2002. From 1986 to 1999 he was employed as the President of Sweet Expressions Foods, Inc. He has been self-employed as a financial consultant since 1999.

     On August 31, 2002, Interactive and Steven S. Cady reached a conditional agreement that, if the Company completed the acquisition of Interactive and acquired sufficient additional capital to fund Interactive's program to manufacture and market its Side by SideTM products by the end of December 2002, Mr. Cady would become a director and the Chief Executive Officer of the Company. This agreement has been ratified by the Company since its acquisition of Interactive of October 29, 2002. It is presently understood by the parties that if the Company acquires or clearly identifies $2,000,000 in additional capital by December 31, 2002, Mr. Cady will head a new management team to be assembled by him and Barry D. Alter and Patti Cooke will resign from their positions as officers and/or directors. Mr. Cady has been acting as a consultant to Interactive since August 31, 2002, concentrating on product development with Ultimate Corporation and formation of the new management team for the Company.

     Steven S. Cady founded and has been the President and owner of SSC Marketing, Inc. since 1978. It is a California company providing professional services to start-up companies. From 1997 to 2002, he served as acting President of Mainly Flags, Inc., a Delaware corporation in the specialty flag business. From 1998 to 2002, Mr. Cady served as a director and Chief Executive Officer of LinkOpp Marketing, Inc. It is a corporate membership-based company facilitating commerce, including E-Commerce between small business and major corporate vendors. From 1984, to 1997, Mr. Cady was Chairman of the Board and Chief Executive Officer of Direct Sales Concepts, Inc., which performed marketing and sales management services for clients of SSC Marketing, Inc. From 1975 to 1984 he was a partner and Executive Vice President of Prepared Products Company which pioneered the concepts of prepackaged produce and condiment products for sale in grocery stores and the development and implementation of salad bars into restaurants. From 1984 to 1993, Mr. Cady was Chairman of Board and Chief Executive Officer for Resource Marketing, a partnership. Resource Marketing became one of the leading national marketing, sales and packaging design services provider to the food and health aides manufacturing community for the wholesale Membership Club industry. From 1962 to 1974, Mr. Cady worked for Double D Foods, Inc., a family owned vegetable oil products manufacturer and allied food products distributor. It pioneered the concept of "toploading" lightweight to volume food products on top of commodity food products to offset freight costs.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 10(b) Articles and Plan of Merger of SBS Acquisitions, Inc. With and Into SBS Interactive, Inc.

              Exhibit 99.1      Officers' Certification of Financial Statements

              Exhibit 99.2 U.S. Letters Patent No. 6,072,933 and Assignment thereof.

         (b)  Form 8-Ks

              No Reports of Form 8-K were filed during the three-month period ended September 30, 2002.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SBS INTERACTIVE, CO.

Dated:  November 7, 2002              By:  /s/ Todd Gotlieb
                                           -------------------------------------
                                           Todd Gotlieb, President and Principal
                                           Executive, Financial and Accounting
                                           Officer

                                 CERTIFICATIONS

I, Todd Gotlieb, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SBS Interactive, Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly date (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                 /s/ Todd Gotlieb
                                        -------------------------------------
                                        Todd Gotlieb
                                        President and Principal Executive,
                                        Financial and Accounting Officer