Form 10KSB
period 2002-12-31
SBS INTERACTIVE CO
filed 2003-04-15
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-28363

                              SBS Interactive Co.
                  [Formerly Inet Commerce Conduit Corporation]
                 (Name of Small Business Issuer in Its Charter)


            Florida                                         65-0705830
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
  Incorporation or Organization)                             Number)

200 Viceroy Road, Unit 5, Concord, Ontario, Canada                     L4K 3N8
    (Address of Principal Executive Offices)                          (Zip Code)

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

Yes  X  No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The revenue for its most fiscal year was $ -0-.

The aggregate market value of the Issuer's common stock held by non-affiliates as of December 30, 2002 was $23,068,800.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of March 31, 2003 was 10,198,184.

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

                     Traditional Small Business Disclosures
                               Format (Check one):
                                 Yes  X  No
                                     ---    ---

                                     PART I

The Issuer, a Florida corporation, is electing to furnish the information required by Items 6-12 of Model B of Form 1-A under Alternative 2 of Form 10-SB.

Item 1A.  Company Risk Factors.
-------------------------------

     The operations of SBS Interactive, Co. ("Issuer" or "Company") and an investment in its securities involve a high degree of risk and should be considered very speculative. They are subject to risks including those set out in this Item 1A. In addition, the discussion herein regarding the Issuer and its business and operations contain "forward-looking statements". Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified, and are necessarily speculative. There are numerous factors and uncertainties that could cause events or results to differ materially from those referred to in such forward-looking statements. Such statements may include, but not be limited to, projections of revenue, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Issuer, as well as assumptions relating to the foregoing. The words :believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Our future is dependent upon our ability to raise substantial amounts of
------------------------------------------------------------------------
additional capital.
-------------------

     Neither the Issuer, nor any of its subsidiaries has any present source of revenue. We will require substantial funds in order to fully implement our operating plans. Our future is dependent upon the receipt of the proceeds from a pending private pending placement and our ability to raise additional capital in the future. We believe that the net proceeds of the pending placement will be sufficient to meet the Issuer's operating expenses and capital requirements for approximately three to four months. However, this expectation is based on our current operating plan, which could change, and we could require additional funding sooner than anticipated. We intend to seek additional funding through private financings; however, there can be no assurance that additional financing will be available. If we are unable to raise capital when needed we may be required to delay or curtail our development and operation efforts or even cease operations altogether.

Our future is dependent upon further development of the side by sideTM
----------------------------------------------------------------------
technology, future technological changes and consumer preferences.
------------------------------------------------------------------

     A significant portion of the net proceeds of the pending placement will be used to implement the Issuer's Side by SideTM technology. The products we intend to develop are characterized by rapidly changing technology and user preferences, evolving industry standards and frequent new product introductions. The success of our Side by SideTM Products will depend upon, among other things, our ability to achieve and maintain technological edge in the industry and to remain competitive in terms of price and product performance. To maintain technological leadership, we must successfully develop products that are technologically competitive, as well as develop and maintain relationships with 3rd party technology licensors for use in its Side by SideTM Products. There can be no assurance that we will develop such relationships, that products or technologies developed by others will not render obsolete our Side by SideTM technologies, that we will be able to adapt to technological changes by enhancing or expanding our products, or that we will not, despite utilizing a substantial portion of the proceeds of the offering, experience difficulties that could delay or prevent the successful development, licensing, introduction and marketing of Side by SideTM Products, or that such products will adequately meet the requirements of the marketplace and achieve market acceptance

We must assemble new management team.
-------------------------------------

     The Issuer's future success depends on our ability to attract and retain highly qualified technical, sales and management personnel. We is actively recruiting a new management team, including a new CEO, and is committed to finding people that have industry experience and experience working with early stage businesses. In addition, the Company is currently in discussions with several other potential executive candidates; however, there is no assurance that the Company will successfully hire, train and retain these candidates or any highly skilled personnel. The Company may not be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on its business, results of operations and financial condition.

Our ability to generate revenue from our products is dependent on building
--------------------------------------------------------------------------
relationships with consumer electronic, entertainment and telecommunication
---------------------------------------------------------------------------
product companies.
------------------

     The Issuer is currently not generating any revenues from its products. A major component of our operating plan is to pursue licensing arrangements with consumer electronic, entertainment and telecommunications businesses pursuant to which they would license our technology for incorporation into their products and then manufacture and sell them. We have demonstrated our products to potential reseller licensees and have received positive responses, including several letters of intent, we has not yet successfully closed any licensing agreements and failure to close significant reseller licensing agreements for sale and distribution of our products/technology would have a material adverse effect on our proposed plan of operations

Inherent uncertainty of software/hardware systems development.
--------------------------------------------------------------

     Software/hardware systems development is an imprecise science, and there are no assurances that work on any of the projects to be undertaken by us will be completed on time or within established budgets. Research and development, particularly in the area of new and sophisticated technologies, is inherently a high risk investment and is dependent upon the capabilities of the engineering organization executing the work. We will be entirely dependent upon third party hardware manufacturers of our Side by SideTM hardware products, and there can be no assurance that products described herein, will be completed or meet their design specifications.

Our future revenues are dependent upon purchases from customer discretionary
----------------------------------------------------------------------------
funds.
------

     The Issuer's products will largely be used by our customers for entertainment purposes and, as such, the purchase of the Side by SideTM Products will come from potential customers' discretionary funds. Accordingly, a continuation of a slow economy will adversely affect our potential sales.

We face extensive competition from established businesses.
----------------------------------------------------------

     The Issuer's products will face intense competition from other entertainment, institutional and training products. Many of our potential competitors have longer operating histories, larger customer bases and greater brand recognition than the Issuer. Certain of these competitors have significantly greater financial, marketing, technical and other resources than the Issuer does. As a result, they may be able to secure retail agreements and/or reseller licenses on more favorable terms than we is able to. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions that could harm our financial prospects. In addition, new technologies may increase the competitive pressures by enabling our competitors to offer lower cost products. Increased competition could result in reduced operating margins, loss of market share and a diminished brand awareness, any of which could materially affect our business.

The elimination of OTC Bulletin Board may adversely impact market for our stock.
--------------------------------------------------------------------------------

     The Issuer's common stock has been quoted on the OTC Bulletin Board since May 1997. The National Association of Securities Dealers, Inc. ("NASD") has adopted regulations which state that the OTC Bulletin Board will cease to operate as of June 30, 2003. The OTC Bulletin Board will be replaced by the Bulletin Board Exchange ("BBX") and companies that wish to list our stock on the BBX will have to satisfy (i) certain objectives standards and (ii) a subjective requirement of a determination by NASDAQ that the listing of our stock is in the "public interest." We intends to apply to list our common stock on the BBX, however, there can be no assurance that we will be successful in acquiring BBX listing. If our common stock is not listed on the BBX it will most likely be quoted on the electronic pink sheets. Failure to acquire BBX listing could have a materially adverse impact on our stock's marketability and liquidity.

Item 1.  Description of the Business
------------------------------------
(Item 6 of Model B of Form 1A)

     SBS Interactive, Co. ("Company" or "Issuer") was formed as a Florida corporation named "Cosmetics Consultation Corporation" on September 20, 1996. Its name was changed to "Lomillo Consulting Corp." on November 25, 1996 and then to "Inet Commerce Conduit Corp." on July 17, 1997. On July 30, 2002, the Company changed its name to "SBS Interactive, Co." in anticipation of the completion of the Business Combination hereinafter described. From September of 1999 to the summer of 2002, the Company initiated and conducted operations as a consultant to Internet-related enterprises seeking capital. Due to a lack of any meaningful response to these efforts, the Company concluded to terminate its consulting business. On October 29th the Company completed a Business Combination in which it acquired 100% ownership of SBS Interactive, Inc., a Nevada corporation ("Interactive") in exchange for 3,180,984 shares of common stock to be issued to the stockholders of Interactive. The Company has concluded to concentrate its operations on attempting to raise capital to fund and operate the business of Interactive as a consumer electronics company focused on developing, marketing and licensing products that enable the consumers to use their televisions as an interactive medium.

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

     o The 20,676,000 shares of the common stock of Interactive outstanding immediately prior to the Effective Time were canceled and the holders of that stock shall become shareholders of the Company with each 6.5 old shares of Interactive stock becoming 1 share of the Company's common stock (no fractional shares of the Company's shares will be issued and each Interactive shareholder entitled to a fractional share will be issued a whole share therefore). A total of 3,180,984 shares will be issued by the Company in the transaction;

     o Interactive issued 1,000 shares of the new common stock to the Company and thus Interactive became a wholly-owned subsidiary of the Company;

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

     A copy of the Merger Agreement was filed with the Form 10-QSB Report for the period ended June 30, 2002 as an Exhibit 10(A). A copy of the Articles and Plan of Merger filed with Nevada on October 29, 2002 to complete the acquisition of Interactive by the Company was filed as Exhibit 10(b) to the Form 10-QSB for the Quarter ended September 30, 2002.

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

     The technology of Side by SideTM is based upon "blue screen" technology which is widely used in the film and television industries. Side by SideTM uses its patented reverse "blue screen" technology to seamlessly combine pre-recorded program elements into the users' environment as captured by the digital camera in the Side by SideTM set-top box. The Side by SideTM set-top box is connected between the user's DVD Player (which is transmitting the pre-recorded program elements) and the TV/Monitor. The TV Monitor then shows the combined pre-recorded elements and the user's performance captured by the Side by SideTM set-top box. The user can also add a VCR to record the combined image including video.

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


Item 2.  Description of Property
--------------------------------
(Item 7 of Model B of Form 1A)

     The Company presently occupies approximately 1,800 square feet of office facilities at 200 Viceroy Road, Unit 5, Concord, Ontario, Canada L4K 3N8. The premises are occupied on a month-to-month tenancy at a rental of $1,200 per month (US Funds). If the Company is successful in its efforts to raise additional capital, acquire additional management and expand its operations, it is anticipated that it may acquire additional facilities on terms not now known.

Item 3.  Directors, Executive Officers and Significant Employees.
-----------------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the directors and executive officers of the Company

                                                                      Beginning
Name                     Age            Positions                      of Term
----                     ---            ---------                     ---------

Todd E. Gotlieb           37      President and Director               10/2002

Barry D. Alter            47      Vice President and Director          12/2002

Ralph Rubenstein          47      Director                             03/2003


     Todd E. Gotlieb graduated from the Osgoode Hall School of Law in 1989. He was engaged in the private practice of law in Toronto, Ontario from 1992 through early 1999. From early 1999 through July of 2002, he was employed as a Vice President of Exclusive Auto Marketing in Toronto, Ontario. He has served as the founder, President and a director of SBS Interactive, Inc., in Toronto, Ontario since its formation in August of 2000.

     Barry D. Alter has served as a director if SBS Interactive since July of 2002. From 1986 to 1999 he was employed as the President of Sweet Expressions Foods, Inc., a confectionary business in the Toronto, Ontario area. He has been self-employed as a financial consultant since 1999 in the Toronto, Ontario area.

     Ralph Rubenstein is a graduate of York University in Toronto from which he received a degree with honors, in political science in 1978. From 1984 to 1998 he was employed by Premier Promotions, a marketing promotions business operating out of Van Nuys, California. Premier Promotions was a family owned business until its sale in 1998. He served as it President from 1984 until February of 1998. From February 1998 until 2001, he was employed by Halo Industries, a marketing promotion business operating out of Los Angeles, California. From 2001 until the present, he has been employed by Rubenstein International, a firm engaged in marketing and promotions in the Los Angeles area.

     It is anticipated that as the activities of the issuer increase in its new business, additional officers, directors and employees will be appointed or employed. The identity of such persons in not now known.

Item 4.  Remuneration of Directors and Officers.
-----------------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the officers and directors of the Issuer during the year 2002 is as follows:



                            Classification of
     Name                     Remunerations                 Amount
     ----                   -----------------               ------

     Todd Gotlieb           Consulting Services             $ 1,000

     Patti Cooke            Consulting Services             $21,474

     It is anticipated that remuneration will be paid during 2003 to the Company's present officers and directors as follows:


                            Classification of
     Name                     Remunerations                 Amount
     ----                   -----------------               ------

     Todd Gotlieb           Consulting Services            $ 60,000

     Ralph Rubenstein       Salary                         $180,000


     If the Company is successful in its efforts to raise additional capital and increase its activities, it is anticipated the Company will employ additional officers and employees. The identity of such persons and terms of their employment are not now known.

     The Board of Directors has under consideration the adoption of a Stock Incentive Plan ("Plan") for submission to the Company's shareholders for their approval. This Plan if adopted by the Board and approved by the shareholders (within one year of the Board's approval) would provide for the grant of options and the direct sale of common stock to the directors, officers, employees and consultants of the Company. Options granted under the Plan may be either "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended, or "non-statutory options". The Board of Directors intends to reserve for issuance under the Plan 2,500,000 shares of Common Stock of the Company.

     The Plan will be administered by the Company's Board of Directors. The Board of Directors would have the sole discretion and authority, consistent with the provisions of the Plan, to promulgate, amend and rescind rules and regulations relating to the administration of the Plan and to select the eligible participants to whom options will be granted or shares sold, the number of shares covered by the option or to be sold, the exercise or purchase price, and the form and term of agreement to be used. The Company intends to make initial awards to sales personnel under the Plan at the time such personnel are hired, and subsequent awards annually on the basis of the performance of such sales personnel.

     In addition, the Company is considering issuing additional options outside the proposed Plan to persons who become members of its management.


Item 5   Security Ownership of Management and Certain Securityholders.
---------------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of April 11, 2003 with respect to the ownership of the Issuer's Common Stock (it's only presently authorized class of equity security) by its individual officers and directors, the officers and directors as a group and any person owning 10% or more of its common stock:

Name, Address and                          Number of           Percentage
Capacity of Owner                        Shares Owned(1)        of Class
-----------------                        ---------------       ----------

Todd Gotlieb
200 Viceroy Road, Unit 5
Concord, Ontario
Canada L4K 3N8
Officer and Director                       465,233(2)            4.56%

Barry Alter
200 Viceroy Road, Unit 5
Concord, Ontario
Canada L4K 3N8
Officer and Director                        465,847              4.56%


Ralph Rubenstein
14553 Delano Avenue
Van Nuys, CA 91401
Director                                     - 0 -                 0%


All Officers and Directors
As a Group                                  931,080              9.12%

-------------------

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table assumes a base of 10,198,124 shares of common stock outstanding.

(2) Of the 465,233 shares, 53,847 shares are held by Mr. Gotlieb as Trustee and 38,462 shares are held by Mr. Gotlieb's wife. Mr. Gotlieb disclaims beneficial ownership of these 92,309 shares.


Item 6.  Interest of Management and Others in Certain Transactions.
-------------------------------------------------------------------
(Item 11 to Model B of Form 1A)

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

     In the Business Combination completed on October 29, 2002 in which the Company acquired Interactive, Messrs. Todd Gotlieb and Barry D. Alter, officers and directors of the Company received shares of the Company's common stock in exchange for the shares of Interactive held by them on the same basis as the other Interactive shareholders, namely one share of the Company for each 6.5 shares of Interactive. Mr. Gotlieb received 465,233 shares of the Company and Mr. Alter received 465,847 shares.


Item 7.   Description of Securities.
------------------------------------
(Item 12 of Model B of Form 1A)

     The Issuer's authorized capitalization consists of 50,000,000 shares of $.001 par value common stock ("Common Stock"). As of April 11, 2003, there were 10,198,184 shares of Common Stock outstanding. Under applicable Florida law and its Articles of Incorporation, the Issuer's Board of Directors may issue additional shares of its stock to bring its outstanding stock up to the total amount of authorized Common Stock without approval of its shareholders.

     On July 18, 1997 the Issuer completed a recapitalization in which its then outstanding 1,034,400 shares of Common Stock were reverse split on the basis of one new share for each two old shares. Thus the then outstanding 1,034,400 shares became 517,200 shares. All references to outstanding Common Stock contained in this Form 10-SB have been adjusted to give effect to this reverse stock split.

     The shares of Common Stock currently outstanding are fully paid and non-assessable. The holders of Common Stock do not have any preemptive rights to acquire shares of any capital stock of the Issuer. In the event of liquidation of we, assets then legally available for distribution to the holders of Common Stock (assets remaining after payment or provision for payment of all debts and of all preferential liquidation payments to holders of any outstanding Preferred Stock) will be distributed in pro rata shares among the holders of Common Stock and the holders of any outstanding Preferred Stock with liquidation participation rights in proportion to their stock holdings.

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

     Holders of Common Stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available therefore; and then, only after all preferential dividends have been paid on any outstanding Preferred Stock. We have not had any earnings and it does not presently contemplate the payment of any cash dividends in the foreseeable future.

     The Issuer's Common Stock does not have any mandatory redemptive provisions, sinking fund provisions or conversion rights. The Company does not have any outstanding stock options, warrants or other rights to purchase any shares of its common stock.

     The Board of Directors has under consideration the adoption of a Stock Incentive Plan for submission to the Company's shareholder for their approval. This Plan if adopted by the Board and approved by the shareholders (within one year of the Board's approval( would provide for the grant of options and the direct sale of common stock to directors, officers, employees and consultants of the Company. Options granted under the Plan may be either "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended, or "non-statutory options". The Board of Directors intends to reserve for issuance under the Plan 2,500,000 shares of common stock of the Company.

     The Plan will be administered by the Company's Board of Directors. The Board of Directors would have the sole discretion and authority, consistent with the provisions of the Plan, to promulgate, amend and rescind rules and regulations relating to the administration of the Plan and to select the eligible participants to whom options will be granted or shares sold, the numbers of shares covered by the option or to be sold, the exercise or purchase price, and the form and terms of agreement to be used. The Company intends to make initial awards to sales personnel under the Plan at the time such personnel are hired, and subsequent awards annually on the basis of the performance of such sales personnel. In addition, the Company is considering issuing additional options outside the proposed Plan to persons who become members of its management.

                                     PART II

Item 1.  Market Price of and Dividends on the Registrant's Common Equity and
----------------------------------------------------------------------------
Other Related Shareholder Matters.
----------------------------------

     The Issuer's Common Stock has been quoted on the OTC Bulletin Board under the symbol ICMC from May 1997 to October 22, 1999 and, after it's name change in 2002, under the symbol SBSS from June of 2000 to the present. To the knowledge of the Issuer there have been very few trading transactions in its Common Stock

     The following table sets forth high and low bid prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

     Quarter Ending:                                High             Low
     --------------                                 ----             ---

     January - March, 2001                           6.75            4.25
     April - June, 2001                              7.75            6.50
     July - September, 2001                          8.50            6.25
     October - December, 2001                        9.25            6.75
     January - March, 2002                          10.00            3.75
     April - June, 2002                              4.25            3.75
     July - September, 2002                          3.70            3.25
     October - December, 2002                        3.70            2.75

     The number of record holders of Common Stock of the Issuer at March 31, 2003 was 195. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are three such firms included in the list of record owners).

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

Item 2.  Legal Proceedings.
---------------------------

     Neither the Issuer nor any of its property is a party or subject to any pending legal proceeding. The Issuer is not aware of any contemplated or threatened legal proceeding against it by any governmental authority or other party.

Item 3.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

     The Company did not have any independent Accounting until 1999. Since that date, principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2002 to a vote of securities holders through the solicitation of proxies or otherwise.


Item 5.  Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------

     On April 14, 2003, two officers and directors filed late or amended ownership reports under Section 16(a) of the Securities Exchange Act as follows:

    Filing Person or Entity                             Report
    -----------------------                             ------

    Todd Gotlieb                                Form 3 for October, 2002

    Barry D. Alter                              Form 3 for October, 2002


Item 6.  Reports on Form 8-K.
-----------------------------

     The Issuer was not required to and did not file any reports on Form 8-K for the calendar quarter ended December 31, 2002.

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

     10(b) Articles and Plan of Merger of SBS Acquisition, Inc. with and Into SBS Interactive, Inc. filed as Exhibit 10(b) to the Issuer's Report of Form 10-QSB for the Quartered Ended September 30, 2002 is hereby incorporated herein by this reference.

     99.1           Officer's Certifications of Financial Statements.

     99.2 U.S. Letters Patent No 6,072,933 and Assignment thereof filed as Exhibit 99.2 to the Issuer's Report of Form 10-QSB for the Quartered Ended September 30, 2002 is hereby incorporated herein by this reference.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SBS INTERACTIVE, CO.

                                  By:      /s/ Todd Gotlieb
                                           ----------------
                                           Todd Gotlieb, President and principal
                                           Executive, Financial and Accounting
                                           Officer and Director

                                  Date:    April 14, 2003
                                           ---------------

                                  By:      /s/ Barry D. Alter
                                           ------------------
                                           Barry D. Alter, Vice President
                                           and Director

                                  Date:    April 14, 2003
                                           ---------------

                                  By:      /s/ Ralph Rubenstein
                                           --------------------
                                           Ralph Rubenstein, Director

                                  Date: April 14, 2003



     Supplemental information to be furnished With Reports Filed Pursuant to
           Section 15(d) of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 2002; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.

                                  CERTIFICATION

1.   Todd Gotlieb certifies that:

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report.

3. Based on my knowledge, the financial statement and other financial Annual Reports included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within this entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual date (the "Evaluation Date"); and

     c)   Presented   in  this   Annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date f most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 14, 2003                     /s/ Todd Gotlieb
                                            ------------------------------------
                                            Todd Gotlieb
                                            President and Principal Executive
                                            Financial and Accounting Officer

                                    PART F/S


                              SBS INTERACTIVE, CO.
                  (formerly Inet Commerce Conduit Corporation)



                                      Index
                                      -----


                                                                            Page
                                                                             No.
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

CONSOLIDATED BALANCE SHEETS                                                 F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-6

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                                  F-7

SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS                                  F-10

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                            email: barrycpa@netzero.net



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
SBS Interactive, Co.
Concord Ontario

We have audited the accompanying consolidated balance sheets of SBS Interactive, Co. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period September 20, 1996 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBS Interactive, Co. and subsidiary as of December 31, 2002 and 2001, and the results their operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has operated at a loss since inception and has an excess of current liabilities over current assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Barry I. Hechtman, P.A.
Miami, Florida                          Certified Public Accountants
April 10, 2003



                                        SBS Interactive, Co.

                                     Consolidated Balance Sheets



December 31                                                                2002             2001
-----------                                                           -----------------------------
Current Assets
   Cash and cash equivalents                                          $      7,419      $   107,721
                                                                      ------------      -----------

Total current assets                                                         7,419          107,721

Property and equipment, net                                                  8,999
Non-compete agreement, net                                                 265,000
Patent, net                                                              2,407,834
Deposits                                                                     1,086            6,974
                                                                      ------------      -----------

                                                                      $  2,690,338      $   114,695
                                                                      ============      ===========

Liabilities, and Stockholders' Equity

Current Liabilities
   Accounts payable                                                   $    195,570      $     8,723
   Accrued interest                                                          2,218
   Notes payable                                                           172,000
                                                                      ------------      -----------

Total current liabilities                                                  369,788            8,723

   Notes payable shareholders                                               63,310
                                                                      ------------      -----------

Total liabilities                                                          433,098            8,723

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
  10,198,184 and 7,017,200 shares issued and outstanding                    10,198            7,017
Additional paid-in capital                                              14,551,160        4,183,143
Deficit accumulated during the development stage                       (12,304,118)      (4,084,188)
                                                                      ------------      -----------

Total stockholders' equity                                               2,257,240          105,972
                                                                      ------------      -----------

                                                                      $  2,690,338      $   114,695
                                                                      ============      ===========



                 See accompanying summary of significant accounting policies and notes to financial statements.



                                                         SBS Interactive, Co.

                                                 Consolidated Statements of Operations


                                                                                                                       From
                                                                               For the             For the         Sep. 20, 1996
                                                                              year ended          Year ended       (inception) to
                                                                             December 31,        December 31,       December 31,
                                                                                 2002                2001               2002
                                                                             ------------------------------------------------------

Development stage expenses:
     Selling, general and administrative,                                     $   241,170         $    66,791       $    452,596
     Non-cash compensation                                                                          3,875,000          3,875,000
     Acquisition expenses - research and development                            7,943,080                              7,943,080
                                                                              -----------         -----------       ------------

Total development stage expenses                                                8,184,250           3,941,567         12,270,676
                                                                              -----------         -----------        -----------

Loss from operations                                                           (8,184,250)         (3,941,567)       (12,270,676)

     Interest income                                                                                                       2,238
     Interest expense                                                              (2,221)                                (2,221)
     Non-cash interest, beneficial conversion feature                             (33,000)                               (33,000)
     Other expenses                                                                  (459)                                  (459)
                                                                              -----------         -----------       ------------

Net loss                                                                      $(8,219,930)        $(3,941,567)      $(12,304,118)
                                                                              ===========         ===========       ============

Net loss per common share (basic and diluted)                                 $     (1.09)        $      (.60)
                                                                              ===========         ===========

Weighted average number of common shares outstanding                            7,567,755           7,017,200
                                                                              ===========         ===========



                 See accompanying summary of significant accounting policies and notes to financial statements.

                                                    SBS Interactive, Co.

                                        Consolidated Statements of Stockholders' Equity

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                    Common Stock         Additional     During the
                                                            ------------------------      Paid-In      Development        Total
                                                              Shares         Amount       Capital         Stage          Capital
                                                            ----------    ---------     -----------    ------------   -------------

Common stock issued for cash (09/20/1996)                      500,000     $    500      $     9,500                   $    10,000
Common stock issued for cash (10/01/1996 to 12/31/1996)         17,200           17            5,143                         5,160
                                                            ----------     --------      -----------                   -----------
Balance December 31, 1996                                      517,200          517           14,643                        15,160
Net Loss 1997                                                                                           $    (15,160)      (15,160)
                                                            ----------     --------      -----------    ------------   -----------
Balance December 31, 1997                                      517,200          517           14,643         (15,160)            0
Net Loss 1998                                                                                                (17,087)      (17,087)
                                                            ----------     --------      -----------    ------------   -----------
Balance December 31, 1998                                      517,200          517           14,643         (32,247)      (17,087)
Common stock issued for cash                                 6,000,000        6,000          294,000                       300,000
Net Loss 1999                                                                                                (54,829)      (54,829)
                                                            ----------     --------      -----------    ------------   -----------
Balance December 31, 1999                                    6,517,200        6,517          308,643         (87,076)      228,084
Net Loss 2000                                                                                                (55,545)      (55,545)
                                                            ----------     --------      -----------    ------------   -----------
Balance December 31, 2000                                    6,517,200        6,517          308,643        (142,621)      172,539
Common stock issued for services (11/30/2001)                  500,000          500        3,874,500                     3,875,000
Net Loss 2001                                                                                             (3,941,567)   (3,941,567)
                                                            ----------     --------      -----------    ------------   -----------
Balance December 31, 2001                                    7,017,200        7,017        4,183,143      (4,084,188)      105,972
Common stock issued for business acquisition (10/29/2002)    3,180,984        3,181       10,335,017                    10,335,198
Non-cash interest, beneficial conversion feature                                              33,000                        33,000
Net loss 2002                                                                                             (8,219,930)   (8,219,930)
                                                            ----------     --------      -----------    ------------   -----------
Balance at December 31, 2002                                10,198,184     $ 10,198      $14,551,160    $(12,304,118)  $ 2,257,240
                                                            ==========     ========      ===========    ============   ===========



                 See accompanying summary of significant accounting policies and notes to financial statements.


                                                         SBS Interactive, Co.

                                                 Consolidated Statements of Cash Flows

                                                                                                                       From
                                                                               For the             For the         Sep. 20, 1996
                                                                              year ended          Year ended       (inception) to
                                                                             December 31,        December 31,       December 31,
                                                                                 2002                2001               2002
                                                                             ------------------------------------------------------

Operating activities:
   Net loss                                                                  $(8,219,931)         $(3,941,567)      $12,304,118)

   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                              34,079                                 34,079
       Cash from acquired subsidiaries                                             1,980                                  1,980
       Research & development from acquisition                                 7,943,080                              7,943,080
       Non-cash interest, beneficial conversion feature                           33,000                                 33,000
       Issuance of equity instruments for services                                                  3,875,000         3,875,000
   Change in assets and liabilities:
         Deposits                                                                  6,982                 (224)                8
         Accrued interest                                                          2,218                                  2,218
         Accounts payable                                                         25,623                7,823            34,346
                                                                             -----------          -----------       -----------
Net cash used in operating activities                                           (172,968)             (58,968)         (380,407)
                                                                             -----------          -----------       -----------
Investing activities:
   Purchase of property and equipment                                               (388)                                  (388)
                                                                             -----------          -----------       -----------
Net cash used in investing activities                                               (388)                                  (388)
                                                                             -----------          -----------       -----------
Financing activities:
   Proceeds from issuance of common stock                                                                               315,160
   Proceeds from issuance of debt to shareholders                                  1,054                                  1,054
   Proceeds from issuance of debt                                                 72,000                                 72,000
                                                                             -----------          -----------       -----------
Net cash provided by financing activities                                         73,054                                388,214
                                                                             -----------          -----------       -----------
Net increase (decrease) in cash and cash equivalents                            (100,302)             (58,968)            7,419

Cash and equivalents, beginning of year                                          107,721              166,689                 0
                                                                             -----------          -----------       -----------
Cash and equivalents, end of year                                            $     7,419          $   107,721       $     7,419
                                                                             ===========          ===========       ===========



                 See accompanying summary of significant accounting policies and notes to financial statements.

                              SBS INTERACTIVE, CO.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

SBS Interactive, Inc. ("SBS, Inc."), its wholly owned subsidiary, was incorporated on August 3, 2000 under the laws of the State of Nevada. SBS, Inc. designs, develops and manufactures technology which captures the user's image and local background environment and composites that image side-by-side with a pre-recorded image. SBS, Inc. has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the SBS, Inc..

High Plateau Holdings, Inc., its wholly owned subsidiary, was incorporated on April 3, 1974 under the laws of Canada. High Plateau Holdings has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to its ongoing development. High Plateau Holdings, Inc. has had no significant transactions since inception other than the acquisition of United States Patent Number 6,072,933.

                              SBS INTERACTIVE, CO.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amounts of the Company's financial assets, including cash and cash equivalents and of certain financial liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of loans payable to shareholders approximate fair value.


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


PROPERTY AND EQUIPMENT
----------------------

Property and equipment is stated at cost, maintenance and repairs are charged to operations. Property and equipment consists principally of office equipment. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 3 years.


LONG-LIVED ASSETS
-----------------

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At such time the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of such assets, the assets would be adjusted to their fair values.


PATENTS
-------

The patent is stated at cost and is being amortized on a straight-line basis over the estimated future periods to be benefited (18 years).


NON-COMPETE AGREEMENT
---------------------

The non-compete agreement is stated at cost and is being amortized on a straight-line basis over the stated life of the agreement (5 years).

                              SBS INTERACTIVE, CO.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



BUSINESS ACQUISITIONS
---------------------

On October 29, 2002 the Company acquired 100% of the stock of SBS Interactive, Inc., a Nevada corporation, and it's subsidiary High Plateau Holdings, Inc., a Canadian corporation, through the issuance of 3,180,984 shares of common stock (see Note 10). Prior to the acquisition SBS Interactive, Inc. and subsidiary had devoted all of its efforts in the development of its sole asset, United States Patent Number 6,072,933.


ADVERTISING
-----------

The Company conducts advertising for the promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $5,903 in 2002 and $0 in 2001.


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


RECLASSIFICATIONS
-----------------

Certain prior year amounts have been reclassified to conform to the fiscal year 2002 presentation.


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


PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of SBS Interactive, Co. and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions are eliminated.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting for

                              SBS INTERACTIVE, CO.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



business combinations initiated after December 31, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after December 31, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 142 did not impact the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," (as previously defined in that Opinion).

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 did not impact the Company's financial position and results of operations.

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS


1.   GOING CONCERN
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $12.3 million and, at December 31, 2002, has a working capital deficiency of $362,369. The Company presently has no revenues of operations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consist of the following:

                                             Estimated
                                               Useful
     December 31,                               Life           2002
     ------------                            ---------       ---------

     Office equipment                          3 years       $ 10,037
                                                             --------

                                                               10,037
     Less accumulated depreciation                             (1,038)
                                                             --------

                                                             $  8,999
                                                             ========

3.   NON-COMPETE AGREEMENT
     ---------------------

     A five year, non-compete agreement was acquired by the company through its acquisition of SBS Interactive, Inc. and subsidiary on October 29, 2002 (see Note 9). The fair value (as defined by SFAS 141) of the non-compete agreement was determined to be approximately $275,000 at the date of

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS

     acquisition. The valuation was established through the use of the non-compete agreement's original cost ($300,000) on May 29, 2002 paid by the acquired subsidiary less the expired portion of its useful life ($25,000).

                                             Estimated
                                               Useful
     December 31,                               Life           2002
     ------------                            ---------       ---------

     Non-compete agreement                    5 years         $275,000
                                                              --------
                                                               275,000
     Less accumulated amortization                             (10,000)
                                                              --------
                                                              $265,000
                                                              ========

     At December 31, 2002 future amortization charges were as follows:

     Years ending December 31,
     -------------------------

     2003                                                     $ 60,000
     2004                                                       60,000
     2005                                                       60,000
     2006                                                       60,000
     2007                                                       35,000
     Thereafter                                                      -
                                                              --------

     Total                                                    $265,000
                                                              ========


4.   PATENT
     ------

     United States Patent Number 6,072,933 was acquired by the company through its acquisition of SBS Interactive, Inc. and subsidiary on October 29, 2002 (see Note 10). The fair value (as defined by SFAS 141) of the patent was determined to be approximately $2,430,875 at the date of acquisition. The valuation was established through the use of an independent valuation service.

                                             Estimated
                                               Useful
     December 31,                               Life            2002
     ------------                            ---------       ----------

     Patent                                  17.5 years      $2,430,875
                                                             ----------
                                                              2,430,875
     Less accumulated amortization                              (23,041)
                                                             ----------
                                                             $2,407,834
                                                             ==========

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS


     At December 31, 2002 future amortization charges were as follows:

     Years ending December 31,
     -------------------------

     2003                                                    $  138,889
     2004                                                       138,889
     2005                                                       138,889
     2006                                                       138,889
     2007                                                       138,889
     Thereafter                                               1,713,389
                                                             ----------

     Total                                                   $2,407,834
                                                             ==========


5.   NOTES PAYABLE
     -------------

     Notes payable consist of the following:

     December 31,                                          2002           2001
     ------------                                      -----------     ---------

     Note payable Karlgar Limited, due May 15,         $   72,000      $
     2003, secured by all assets of the
     company, convertible immediately at the
     holders discretion into 32,000 shares of restricted common stock.

     Note payable to unrelated party, due                 100,000
     August 31, 2003, bearing interest at 5%
     per annum, unsecured.

                                                       ----------      ---------
                                                          172,000

     Less current portion                                 172,000
                                                       ----------      ---------
                                                       $        -      $       -
                                                       ==========      =========

     The note payable to Karlgar Limited in lieu of a stated interest rate, had the option upon execution to be converted into restricted common shares equal to an exchange rate of $2.00 per share. At the date of execution management estimated the fair value of the restricted stock to be $2.93 per share, causing the note to contain a beneficial conversion feature upon issuance. The Company, in accordance with applicable accounting rules, recognized interest expense in the amount of $33,000 for this beneficial conversion feature interest component of the note at issuance.


6.   Notes Payable Shareholders

     Notes payable to shareholders consist of the following:

     December 31,                                          2002           2001
     ------------                                      -----------     ---------

     Unsecured notes payable to shareholders
     bearing interest at 5% per annum,                   $ 63,310      $
     principle and interest due at maturity of October 29, 2007.

                                                         --------      ---------
                                                           63,310

     Less current portion                                       -
                                                         --------      ---------

                                                         $ 63,310      $       -
                                                         ========      =========

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS


7.   COMMON STOCK
     ------------

     Shares Issued for Services
     --------------------------

     On November 30, 2001, the Company issued 500,000 shares of restricted, unregistered common stock to two consultants in exchange for services rendered. These issuances were valued at approximately $3,875,000 or $7.75 per share, which equals management's estimate of the fair value of the stock issued to the consultants. The value of these issuances are reflected as a component of development stage expenses in the 2001 income statement.

     Acquisition of Subsidiary
     -------------------------

     On October 29, 2002, the Company issued 3,180,984 shares in the acquisition of SBS Interactive, Inc. and High Plateau Holdings, its wholly owned Canadian subsidiary (see Note 10). These shares were recorded by management at an estimated fair value of $10,338,198 ($3.25 per share).

     Loss per Share
     --------------

     The following reconciles the components of the loss per share computation:

     For the year ended December 31,
                                                2002                                   2001
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------

     Loss per common share
       Net (loss)
       available to
       common                   $(8,219,930)  7,567,755      $(1.09)    $(3,941,567)  7,017,200      $(0.60)
       shareholders

     Effect of Dilutive
     Securities:
       Stock
       options/warrants                   -           -           -               -           -           -
                                -----------   ---------      -------    -----------   ---------      ------
     Net (loss) available
       to common
       shareholders plus
       assumed conversions      $(8,219,930)  7,567,755      $ (1.09)   $(3,941,567)  7,017,200      $(0.60)
                                ===========   =========      =======    ===========   =========      ======

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS


8.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company had United States net operating losses (NOL) of approximately $1,068,469. The United States NOL expires during the years 2020 to 2022. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the United States NOL carryforward will be subject to limitation under certain provisions of the United States Internal Revenue Code.

     Realization of any portion of the approximate $363,280 of deferred tax assets at December 31, 2002 that arise from the NOL carryforwards is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% is as follows:

     December 31,                                        2002           2001
     ------------                                    -----------    ------------

      Tax benefit at the United States
      statutory rate                                 $ 2,934,445    $ 1,407,219
      Valuation allowance   adjustment
                                                      (2,934,445)    (1,407,219)
                                                     -----------    -----------

      Income tax benefit                             $         -    $         -
                                                     ===========    ===========


     Significant components of the Company's deferred tax assets and liabilities are as follows:

     December 31,                                        2002             2001
     ------------                                    -----------       ---------

     Deferred tax assets:
         Net operating loss carryforwards                363,280    $    140,635
         Compensation related to equity
           instruments issued for services             1,317,500       1,317,500
         Compensation related to equity
           instruments issued for acquisitons          2,700,851
         Compensation related to equity
           instruments issued for debt                    11,220
     Valuation allowance for deferred
         tax assets                                   (4,392,580)    (1,458,135)
                                                     -----------    -----------

     Net deferred tax assets                         $         -    $        -
                                                     -----------    -----------

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS



     Subsidiaries of the Company have net operating loss carryovers that are subject to limitation under certain provisions of the United States Internal Revenue Code. The NOLs total approximately $1,119,706 and expire during the years 2021 to 2022. The Company also has an NOL carryover in Canada that totals approximately $40,364 and expires during the years 2002 to 2009 at December 31, 2002.


9.   RESEARCH AND DEVELOPMENT
     ------------------------

     Research and development cost related to both future and present products are charged to operations as incurred. The Company recognized research and development costs of $7,942,885 related to the acquisition of SBS, interactive, Inc. (See Note 10) and $4,790 in 2002 and 2001 respectively.


10.  BUSINESS ACQUISITION
     --------------------

     On October 29, 2002, SBS Interactive, Co. (SBS, Co) acquired 100 percent of the outstanding common shares of SBS Interactive, Inc. (SBS, Inc.) and its subsidiary High Plateau Holdings, Inc. (High Plateau). At the time of the transaction, SBS, Inc. and subsidiary had been operating as a development stage company and its assets consisted of cash, property and equipment, a non-compete agreement and, a patent. The results of SBS, Inc and subsidiary operations have been included in the consolidated financial statements since that date. High Plateau's patent is crucial to SBS, Inc.'s intended product, technology which captures the user's image and local background environment and composites that image side-by-side with a pre-recorded image.

     On July 16, 2002, SBS, Co, SBS, Inc. and SBS Acquisition, Inc., a Nevada corporation and a wholly owned subsidiary of SBS, Co. executed and entered into a "Merger Agreement". The Merger Agreement was closed on October 29, 2002 for the Business Combination in which the SBS, Inc. became a wholly owned subsidiary of SBS, Co. and the stockholders of the SBS, Inc. became shareholders of SBS, Inc. The Merger Agreement provided that upon its "Effective Time":

     Acquisition was merged into the SBS, Inc. which is the surviving corporation in the merger.

     The 20,676,000 shares of the common stock of SBS, Inc. outstanding immediately prior to the Effective Time was cancelled and the holders of that stock became shareholders of SBS, Co. with each 6.5 old shares of SBS,

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS



     Inc. stock becoming 1 share of SBS, Co.'s common stock (no fractional shares of SBS Co's shares were issued and each shareholder of the Company entitled to a fractional share was issued a whole share therefor).

     The Business Combination was designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of the Company were advised and cautioned to seek their own tax advice and counsel on this issue;

     The stock of SBS, Co. issued to the Company shareholders was: (i) issued pursuant to exemptions for the registration requirements of the Securities Act of 1933 ("Securities Act") provided in Rule 506 of Regulation D and/or Regulation S adopted under the Securities Act; (ii) "restricted securities" as defined under the Securities Act; and (iii) subject to restrictions on their future transferability and/or sale.

     The aggregate purchase price was $10,338,198, and was acquired by the issuance of 3,180,984 shares of restricted stock. The value of the 3,180,984 shares issued was determined based on the trading value SBS, Co.'s freely trading stock on October 29, 2002 which was $3.25 per share.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                              At Oct. 29, 2002
                                                              ----------------

     Cash                                                       $     1,980
     Equipment                                                        9,649
     Deposits                                                         1,094
     Non-compete agreement                                          275,000
     Patent                                                       2,430,875
     Accounts payable                                              (161,224)
     Loan payable                                                    (5,000)
     Note payable                                                   (94,969)
     Notes payable shareholders                                     (62,286)
                                                                 ----------

     Net assets acquired                                        $ 2,395,118

     Value of stock issued                                       10,338,198
                                                                -----------

     Charge to research and development                         $ 7,943,080
                                                                ===========

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS



     The in-process research and development acquired included:

     o Development of the Side by SideTM technology which is based upon "blue screen" technology which is widely used in the film and television industries.

     o Integration of the Side by SideTM technology with a Keyer Unit developed under an exclusive worldwide Design and Royalty Agreement between High Plateau and Ultimatte Corporation.

     o The production of test units of the Side by SideTM set-top box incorporating a digital camera and DVD connections to show the combined pre-recorded elements and the user's performance and demonstration of the units at various trade shows.

     o Construction of pre-production units, documentation of the unit and initiating the process of obtaining necessary FCC approvals and licenses


11.  RELATED PARTY TRANSACTIONS
     --------------------------

     Consulting Services
     -------------------

     Fees totaling $22,474 and $11,200 have been paid to officers and companies owned by shareholders during the years ended December 31, 2002 and 2001 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

     Lease rent expense for the periods ended December 31, 2002 and 2001 amounted to $4,718 and $3,361. At December 31, 2002, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.



12.  MAJOR VENDORS AND CONCENTRATIONS
     --------------------------------

     Royalty Agreement
     -----------------

     On September 9, 1999 High Plateau Holdings, Inc. entered into a Royalty and Development Agreement with Ultimatte Corporation (Ultimatte) to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS



     enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company is obligated to pay $130,000 to Ultimatte in development fees, of which $90,000 has been paid through December 31, 2002.

     The contract calls for the manufacture of the keyer units by the Company after the test units are delivered and FCC approval is received. The contract also calls for the Company, after final acceptance of the test units, to manufacture 200,000 units within two years and 600,000 units within three years or the company loses their exclusive rights to the technology in this market.

     The Company shall pay to Ultimatte royalties accrued during each quarter no later than the end of the month following such quarter in accordance with the following table:

     Cumulative number of keyer units for               Royalty amount per
     which royalties have been paid                        unit produced
     ------------------------------------               ------------------
     Less than 100,001 units                                 $  3.00
     100,001 to 500,000 units                                $  2.50
     500,001 to 1,000,000 units                              $  2.25
     1,000,000 to 5,000,000 units                            $  2.00
     More than 5,000,000 units                               $  1.00


12.  COMMITMENT AND CONTINGENCIES
     ----------------------------

     The Company currently maintains an office in Canada. The Company does not currently own or operate any manufacturing, operating or repair facilities. Substantially all of the Company's operations are devoted to the development of its patented technology. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

     Lease rent expense for the periods ended December 31, 2002 and 2001 amounted to $4,718 and $3,361. At December 31, 2002, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.

                              SBS INTERACTIVE, CO.

                   SUPPLEMENTARY CONSOLIDATING BALANCE SHEETS



13.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure is as follows:


      December 31,                                        2002         2001
      ------------                                    ----------    -----------

      Cash paid for interest                          $    2,221    $         -
      Cash paid for taxes                                      -              -

      Non-cash investing and financing activities:

      Issuance of stock for services                                  3,875,000

      Non-cash interest, beneficial conversion
      feature                                             33,000

      Stock issued in acquisition of SBS
      Interactive, Inc.                               10,338,198        562,500