Form 10QSB
period 2003-03-31
SBS INTERACTIVE CO
filed 2003-05-15
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                                   For the quarterly period ended March 31, 2003

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from            to
                                                      ----------    ------------

                                                 Commission file number: 0-28363
                                                                         -------

                               SBS Interactive Co.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                               65-0705830
 ------------------------------                              -------------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                              Identification No.)



           200 Viceroy Road, Unit 5, Concord, Ontario L4K 3N8, Canada
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 660-0646
                           ---------------------------
                           (Issuer's telephone number)




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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003 was 7,017,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


         Item 1.  Financial Statements

                  Balance Sheet as of March 31, 2003                       3

                  Consolidated Statement of Operations for the
                  Three Months Ended March 31, 2003
                  And March 31, 2002 and From September 20, 1996
                  (inception) to March 31, 2003                            4

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended March 31, 2003
                  And  March 31, 2002 and From September 20, 1996
                  (inception) to March 31, 2003                            5

                  Summary of Significant Accounting Policies               6

                  Notes to Consolidated  Financial Statements             10

         Item 2.  Plan of Operation                                       18


Part II. Other Information


         Item 1.  Legal Proceedings                                       21

         Item 2.  Changes in Securities                                   21

         Item 3.  Defaults in Senior Securities                           21

         Item 4.  Submission of Matters to a Vote of Securities Holders   21

         Item 5.  Other Information                                       21

         Item 6.  Exhibits and Reports on Form 8-K                        21

Signatures                                                                22

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              SBS Interactive, Co.

                           Consolidated Balance Sheets




March 31                                                               2003
--------                                                          --------------

Current Assets
   Cash and cash equivalents                                      $       1,305
                                                                  -------------

Total current assets                                                      1,305

Property and equipment, net                                               7,449
Non-compete agreement, net                                              250,000
Patent, net                                                           2,373,271
Deposits                                                                  1,167
                                                                  -------------

                                                                  $   2,633,191
                                                                  =============

Liabilities, and Stockholders' Equity

Current Liabilities
   Accounts payable                                               $     188,763
   Accrued interest                                                       4,331
   Notes payable                                                        202,000
                                                                  -------------

Total current liabilities                                               395,094

   Notes payable shareholders                                            68,071
                                                                  -------------
Total liabilities                                                       463,165

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares
  authorized; 10,198,184 shares issued and outstanding                   10,198
Additional paid-in capital                                           14,560,160
Deficit accumulated during the development stage                    (12,400,332)
                                                                  -------------

Total stockholders' equity                                            2,170,026
                                                                  -------------

                                                                  $   2,633,191
                                                                  =============

          See accompanying summary of significant accounting policies and notes to financial statements.



                                           SBS Interactive, Co.

                                   Consolidated Statements of Operations


                                                               For the          For the           From
                                                             three months     three months    Sep. 20, 1996
                                                                ended            ended         (inception)
                                                               Mar. 31,         Mar. 31,        to Mar. 31,
                                                                 2003             2002             2002
                                                             ------------     ------------    --------------
Development stage expenses:
     Selling, general and administrative,                     $    73,952      $   16,098      $    526,548
     Non-cash compensation                                                                        3,875,000
     Acquisition expenses - research and development                                              7,943,080
                                                              -----------      ----------      ------------

Total development stage expenses                                   73,952          16,098        12,344,628
                                                              -----------      ----------      ------------

Loss from operations                                              (73,952)        (16,098)      (12,344,628)

     Interest income                                                                                  2,238
     Interest expense                                              (2,042)                           (4,262)
     Non-cash interest, beneficial conversion feature              (9,000)                          (42,000)
     Other expenses                                               (11,220)                          (11,680)
                                                              -----------      ----------      ------------

Net loss                                                      $   (96,213)     $  (16,098)     $(12,400,332)
                                                              ===========      ==========      ============

Net loss per common share (basic and diluted)                 $      (.01)     $     (.00)
                                                              ===========      ==========

Weighted average number of common shares outstanding           10,198,184       7,017,200
                                                              ===========      ==========


        See accompanying summary of significant accounting policies and notes to financial statements.


                                           SBS Interactive, Co.

                                   Consolidated Statements of Cash Flows



                                                               For the          For the           From
                                                             three months     three months    Sep. 20, 1996
                                                                ended            ended         (inception)
                                                               Mar. 31,         Mar. 31,        to Mar. 31,
                                                                 2003             2002             2002
                                                             ------------     ------------    --------------

Operating activities:
   Net loss                                                   $ (96,214)       $(3,941,567)    $(12,400,332)

   Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                             52,297                              86,376
       Cash from acquired subsidiaries                                                                1,980
       Translation adjustments                                    3,578                               3,578
       Research & development from acquisition                                                    7,943,080
       Non-cash interest, beneficial conversion feature           9,000                              42,000
       Issuance of equity instruments for services                               3,875,000        3,875,000
   Change in assets and liabilities:
         Deposits                                                   (81)              (224)            (73)
         Accrued interest                                         2,113                               4,331
         Accounts payable                                        (6,807)             7,823           27,539
                                                              ---------        -----------     ------------

Net cash used in operating activities                           (36,114)           (58,968)        (416,521)
                                                              ---------        -----------     ------------

Investing activities:
   Purchase of property and equipment                                 -                                (388)
                                                              ---------        -----------     ------------

Net cash used in investing activities                                 -                                (388)
                                                              ---------        -----------     ------------
Financing activities:
   Proceeds from issuance of common stock                                                           315,160
   Proceeds from issuance of debt to shareholders                                                     1,054
   Proceeds from issuance of debt                                30,000                             102,000
                                                              ---------        -----------     ------------

Net cash provided by financing activities                        30,000                             418,214
                                                              ---------        -----------     ------------

Net increase (decrease) in cash and cash equivalents             (6,114)           (58,968)           1,305

Cash and equivalents, beginning of year                           7,419            166,689                0
                                                              ---------        -----------     ------------

Cash and equivalents, end of year                             $   1,305        $   107,721            1,305
                                                              =========        ===========     ============


      See accompanying summary of significant accounting policies and notes to financial statements.

                              SBS Interactive, Co.

                   Summary of Significant Accounting Policies


BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the SBS Interactive, Co. and subsidiaries (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


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

                              SBS Interactive, Co.

                   Summary of Significant Accounting Policies



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


ADVERTISING

The Company conducts advertising for the promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $0 and $1,825 for the three months ended March 31, 2002 and 2001.


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

                              SBS Interactive, Co.

                   Summary of Significant Accounting Policies


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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


1.   GOING CONCERN
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $12.4 million and, at March 31, 2003, has a working capital deficiency of $393,789. The Company presently has no revenues of operations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consist of the following:

                                                   Estimated
                                                     Useful
     March 31,                                        Life          2003
     ---------                                     ----------     ---------

     Office equipment                               3 years       $ 11,220
                                                                  --------

                                                                    11,220
     Less accumulated depreciation                                  (3,771)
                                                                  --------

                                                                  $  7,449
                                                                  ========

3.   NON-COMPETE AGREEMENT
     ---------------------
     A five year, non-compete agreement was acquired by the company through its acquisition of SBS Interactive, Inc. and subsidiary on October 29, 2002 (see Note 9). The fair value (as defined by SFAS 141) of the non-compete agreement was determined to be approximately $275,000 at the date of

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


     acquisition. The valuation was established through the use of the non-compete agreement's original cost ($300,000) on May 29, 2002 paid by the acquired subsidiary less the expired portion of its useful life ($25,000)

                                                   Estimated
                                                     Useful
     March 31,                                        Life           2003
     ---------                                     ----------      --------

     Non-compete agreement                          5 years        $275,000
                                                                   --------

                                                                    275,000
     Less accumulated amortization                                  (25,000)
                                                                   --------

                                                                   $250,000
                                                                   ========

     At March 31, 2003 future amortization charges were as follows:

     Periods ending December 31,
     ---------------------------

     2003                                                          $ 45,000
     2004                                                            60,000
     2005                                                            60,000
     2006                                                            60,000
     2007                                                            35,000
     Thereafter                                                           -
                                                                   --------

     Total                                                         $250,000
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

                                                   Estimated
                                                     Useful
     March 31,                                        Life           2003
     ---------                                     ----------     ----------

     Patent                                        17.5 years     $2,430,875
                                                                  ----------

                                                                   2,430,875
     Less accumulated amortization                                   (57,604)
                                                                  ----------

                                                                  $2,373,271
                                                                  ==========

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements



     At March 31, 2003 future amortization charges were as follows:

     Periods ending December 31,
     ---------------------------

     2003                                                          $  104,167
     2004                                                             138,889
     2005                                                             138,889
     2006                                                             138,889
     2007                                                             138,889
     Thereafter                                                     1,713,548
                                                                   ----------
     Total                                                         $2,373,271
                                                                   ==========

5.   NOTES PAYABLE
     -------------

     Notes payable consist of the following:

     March 31,                                             2003
     ---------                                           ---------

     Note 1 payable Karlgar Limited, due May             $ 72,000
     15, 2003, secured by all assets of the
     company, convertible immediately at the
     holders discretion into 32,000 shares of restricted common stock.

     Note 2 payable Karlgar Limited, due May               72,000
     15, 2003, secured by all assets of the
     company, convertible immediately at the
     holders discretion into 15,000 shares of restricted common stock.

     Note payable to unrelated party, due                 100,000
     August 31, 2003, bearing interest at 5%
     per annum, unsecured.
                                                         --------
                                                          172,000

     Less current portion                                 172,000
                                                         --------
                                                         $      -
                                                         ========

     The note(s) payable to Karlgar Limited in lieu of a stated interest rate, had the option upon execution to be converted into restricted common shares equal to an exchange rate of $2.00 per share. At the date of execution of
     Note 2 management estimated the fair value of the restricted stock to be $2.60 per share, causing the note to contain a beneficial conversion feature upon issuance. The Company, in accordance with applicable accounting rules, recognized interest expense in the amount of $9,000 for this beneficial conversion feature interest component of the note at issuance.

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


6.   NOTES PAYABLE SHAREHOLDERS
     --------------------------

     Notes payable to shareholders consist of the following:

     March 31,                                             2003
     ---------                                           --------

     Unsecured notes payable to shareholders
     bearing interest at 5% per annum,                   $ 68,071
     principle and interest due at maturity of
     October 29, 2007.
                                                         --------
                                                           68,071

     Less current portion                                       -
                                                         --------
                                                         $ 68,071
                                                         ========

7.   COMMON STOCK LOSS PER SHARE
     ---------------------------

     The following reconciles the components of the loss per share computation:

      For the periods ended
      March 31,                                 2003                                   2002
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------
     Loss per common share
         Net (loss)
         available to
         common
         shareholders           $(96,214)     10,198,194     $ (.01)    $(16,098)     7,017,200      $ (.00)

     Effect of Dilutive
       Securities:
         Stock
         options/warrants              -               -          -            -              -           -
                                --------      ----------     ------     --------      ---------      ------

     Net (loss) available
       to common
       shareholders
       plus assumed
      conversions               $(96,214)     10,198,194     $ (.01)    $(16,098)     7,017,200      $ (.00)
                                ========      ==========     ======     ========      =========      ======

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


8.   INCOME TAXES
     ------------

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

     Realization of any portion of the approximate $394,568 of deferred tax assets at March 31, 2003 that arise from the NOL carryforwards is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% is as follows:

     Period ended March 31,                         2003                2002
     ----------------------                     ------------        ------------

     Tax benefit at the United States
       statutory rate                           $    32,713         $     5,747
     Valuation allowance
       adjustment
                                                    (32,713)             (5,747)
                                                -----------         -----------

     Income tax benefit                         $         -         $         -
                                                ===========         ===========

     Significant components of the Company's deferred tax assets and liabilities are as follows:

     March 31,                                      2003                2002
     ---------                                  ------------        ------------

     Deferred tax assets:
         Net operating loss carryforwards       $   394,568         $   146,382
         Compensation related to equity
           instruments issued for services        1,317,500           1,317,500
         Compensation related to equity
           instruments issued for acquisitons     2,700,851
         Compensation related to equity
           instruments issued for debt               14,280
     Valuation allowance for deferred
       tax assets                                (4,426,929)         (1,463,882)
                                                -----------         -----------

     Net deferred tax assets                    $         -         $         -
                                                ===========         ===========

     Subsidiaries of the Company have net operating loss carryovers that are subject to limitation under certain provisions of the United States Internal Revenue Code. The NOLs total approximately $1,119,706 and expire during the years 2021 to 2022. The Company also has an NOL carryover in Canada that totals approximately $40,364 and expires during the years 2002 to 2009 at December 31, 2002.

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


9.   BUSINESS ACQUISITION
     --------------------

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

     The 20,676,000 shares of the common stock of SBS, Inc. outstanding immediately prior to the Effective Time was cancelled and the holders of that stock became shareholders of SBS, Co. with each 6.5 old shares of SBS, Inc. stock becoming 1 share of SBS, Co.'s common stock (no fractional shares of SBS Co's shares were issued and each shareholder of the Company entitled to a fractional share was issued a whole share therefor).

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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


10.  RELATED PARTY TRANSACTIONS
     --------------------------

     Consulting Services
     -------------------

     Fees totaling $1,568 and $4,000 have been paid to officers and companies owned by shareholders during the periods ended March 31, 2003 and 2002 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

     Lease rent expense for the periods ended March 31, 2003 and 2002 amounted to $2,235 and $1,200. At March 31, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.


11.  MAJOR VENDORS AND CONCENTRATIONS
     --------------------------------

     Royalty Agreement
     -----------------

     On September 9, 1999 High Plateau Holdings, Inc. entered into a Royalty and Development Agreement with Ultimatte Corporation (Ultimatte) to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company is obligated to pay $130,000 to Ultimatte in development fees, of which $90,000 has been paid through March 31, 2003.

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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


12.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure is as follows:

     March 31,                                        2003             2002
     ---------                                     ----------       ----------

     Cash paid for interest                        $      -         $      -
     Cash paid for taxes                                  -                -

     Non-cash investing and financing activities:
     Non-cash interest, beneficial conversion         9,000
     feature


15.  SUBSEQUENT EVENTS

     The Company and Ralph Rubenstein entered into an Employment Agreement ("Agreement") effective as of April 30, 2003. The Agreement is for a three year term commencing April 30, 2003. It provides that Mr. Rubenstein is to serve as the Chairman and Chief Executive Officer of the Company. The Agreement further provides that his salary will commence when the Company has received $150,000 in capital funds. The following is a summary of the principal terms of the Agreement:

     o    A monthly salary of $16,500;

     o Mr. Rubenstein is entitled to participate in all benefit plans of the Company;

     o Mr. Rubenstein was granted 605,981 shares of the Company's common stock (to be issued as "restricted securities" under the Securities Act of 1933);

     o Mr. Rubenstein was granted a stock option to purchase 1,211,963 shares of the Company's common stock at $.75 per share; exercisable as 605,982 shares on or after November 1, 2003 and the remaining 605,981 shares on or after May 1, 2004 through April 30, 2013 or one year from his termination of employment, whichever is earlier;

     o    Payment of $1,000 per month for an automotive allowance;

     o Provides for reimbursement of all communication charges incurred in performance of duties under the Agreement;

     o After the initial three year term, the Agreement provides for an automatic one-year renewal term unless terminated by notice 60 days prior to the end of a term;

     o If Mr. Rubenstein is terminated by the Company other than for cause, he is entitled to severance payment equal to the greater of his then monthly salary for the remainder of the term or for 12 months together with accrued vacation time pay and unpaid bonuses;

     o A bonus payment equal to 7% of the Company's Income from Operations before Income Taxes for each fiscal year during the term of the Agreement;

     o Provides that Mr. Rubenstein may pursue other business activities and does not have to devote his full time to the Company's affairs; and

     o    Other provisions customary in such employment arrangements.

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

     The Company and Ralph Rubenstein entered into an Employment Agreement ("Agreement") effective as of April 30, 2003. The Agreement is for a three year term commencing April 30, 2003. It provides that Mr. Rubenstein is to serve as the Chairman and Chief Executive Officer of the Company. The Agreement further provides that his salary will commence when the Company has received $150,000 in capital funds. The following is a summary of the principal terms of the
Agreement:

     o    A monthly salary of $16,500;

     o Mr. Rubenstein is entitled to participate in all benefit plans of the Company;

     o Mr. Rubenstein was granted 605,981 shares of the Company's common stock (to be issued as "restricted securities" under the Securities Act of 1933);

     o Mr. Rubenstein was granted a stock option to purchase 1,211,963 shares of the Company's common stock at $.75 per share; exercisable as 605,982 shares on or after November 1, 2003 and the remaining 605,981 shares on or after May 1, 2004 through April 30, 2013 or one year from his termination of employment, whichever is earlier;

     o    Payment of $1,000 per month for an automotive allowance;

     o Provides for reimbursement of all communication charges incurred in performance of duties under the Agreement;

     o After the initial three year term, the Agreement provides for an automatic one-year renewal term unless terminated by notice 60 days prior to the end of a term;

     o If Mr. Rubenstein is terminated by the Company other than for cause, he is entitled to severance payment equal to the greater of his then monthly salary for the remainder of the term or for 12 months together with accrued vacation time pay and unpaid bonuses;

     o A bonus payment equal to 7% of the Company's income from operations before taxes for each fiscal year during the term of the Agreement;

     o Provides that Mr. Rubenstein may pursue other business activities and does not have to devote his full time to the Company's affairs; and

     o    Other provisions customary in such employment arrangements.

     A copy of the Employment Agreement and the Stock Option are filed herewith as Exhibit 10(c).

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit 10(c) Employment Agreement with Ralph Rubenstein and Stock Option

         (b)  Form 8-Ks

              No Reports of Form 8-K were filed during the three-month period ended March 31, 2003.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SBS INTERACTIVE, CO.

Dated:  May 13, 2003                  By: /s/ Ralph Rubenstein
                                           -------------------------------------
                                           Ralph Rubenstein, Chairman and
                                           Chief Executive Officer

                                  CERTIFICATION

I, Ralph Rubenstein, certify that:

1.   I have reviewed the Form 10-QSB for SBS Interactive Co.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements and other information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented on this Quarterly Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within this entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 13, 2003                  By:  /s/ Ralph Rubenstein
                                            ------------------------------------
                                            Ralph Rubenstein, Chairman and
                                            Chief Executive Financial Officer

                                  CERTIFICATION

I, Todd Gotlieb, certify that:

1.   I have reviewed the Form 10-QSB for SBS Interactive Co.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements and other information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented on this Quarterly Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within this entities, particularly during the period in which this Quarterly Report is being prepared;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     d) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    May 13, 2003                By:  /s/ Todd Gotlieb
                                          --------------------------------------
                                          President and Chief Accounting Officer