Form 10QSB
period 2003-06-30
SBS INTERACTIVE CO
filed 2003-08-14
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                                    For the quarterly period ended June 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 2003 was 7,117,200 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


         Item 1.  Financial Statements

                  Balance Sheet as of June 30, 2003                        3

                  Consolidated Statement of Operations for the
                  Six Months Ended June 30, 2003
                  And June 30, 2002, for the Six Months Ended
                  June 30, 2003 and June 30, 2002 and from
                  Septe ber 30, 1996 to June 30, 2003                      4

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended June 30, 2003 and June 30,
                  2002 and From September 30, 1996 to
                  June 30, 2003                                            5

                  Summary of Significant Accounting Policies               6

                  Notes to Consolidated  Financial Statements             10

         Item 2.  Plan of Operation                                       18


Part II. Other Information


         Item 1.  Legal Proceedings                                       20

         Item 2.  Changes in Securities                                   20

         Item 3.  Defaults in Senior Securities                           20

         Item 4.  Submission of Matters to a Vote of Securities Holders   20

         Item 5.  Other Information                                       20

         Item 6.  Exhibits and Reports on Form 8-K                        20

Signatures                                                                20

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              SBS Interactive, Co.

                           Consolidated Balance Sheets



June 30                                                               2003
-------                                                           ------------

Current Assets
   Cash and cash equivalents                                      $        375
                                                                  ------------

Total current assets                                                       375

Property and equipment, net                                              5,421
Non-compete agreement, net                                             235,000
Patent, net                                                          2,338,708
Deposits                                                                 1,167
                                                                  ------------

                                                                  $  2,580,671
                                                                  ============

Liabilities, and Stockholders' Equity

Current Liabilities
   Accounts payable                                               $    165,005
   Accrued interest                                                      6,971
   Notes payable shareholders                                           34,025
   Notes payable                                                       212,000
                                                                  ------------

Total current liabilities                                              418,001

   Notes payable shareholders                                           68,071
                                                                  ------------

Total liabilities                                                      486,072

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
  10,198,184 shares issued and outstanding                              10,198
Additional paid-in capital                                          14,560,160
Deficit accumulated during the development stage                   (12,475,759)
                                                                  ------------

Total stockholders' equity                                           2,094,599
                                                                  ------------

                                                                  $  2,580,671
                                                                  ============


                                                      SBS Interactive, Co.

                                           Consolidated Statements of Operations

                                                           For the three  For the three  For the six    For the six       From
                                                            months ended   months ended  months ended   months ended   inception to
                                                              June 30,       June 30,      June 30,       June 30,     June 30, 2003
                                                                2003           2002          2003           2002
                                                            ------------  -------------  ------------   ------------   -------------
Development stage expenses:
     Selling, general and administrative,
       excluding non-cash compensation
       (benefit) expense                                    $    71,554    $     7,972   $   145,506    $    24,070    $    598,102
     Non-cash compensation (benefit) expense                                                                              3,875,000
     Acquisition expenses - research and development                                                                      7,943,080
                                                            -----------    -----------   -----------    -----------    ------------

Total development stage expenses                                 71,554          7,972       145,506         24,070      12,490,134
                                                            -----------    -----------   -----------    -----------    ------------

Loss from operations                                            (71,554)        (7,972)     (145,506)       (24,070)    (12,490,134)

Other Income and (Expenses)
     Interest income                                                                                                          2,238
     Interest expense                                            (2,634)                      (4,675)                        (6,896)
     Non-cash interest, beneficial conversion feature                                         (9,000)                       (42,000)
     Translation gain (loss)                                     (1,240)                     (12,460)                       (12,919)
                                                            -----------    -----------   -----------    -----------    ------------

Net loss                                                        (75,428)        (7,972)     (171,641)       (24,070)    (12,475,759)
                                                            -----------    -----------   -----------    -----------    ------------

Net loss applicable to common stock                         $   (75,428)   $    (7,972)  $  (171,641)   $   (24,070)   $(12,475,759)
                                                            ===========    ===========   ===========    ===========    ============

Net loss per common share (basic and diluted)               $     (0.01)   $     (0.00)  $     (0.02)   $     (0.00)
                                                            ===========    ===========   ===========    ===========

Weighted average number of common shares outstanding         10,198,184      7,017,200    10,198,184      7,017,200
                                                            ===========    ===========   ===========    ===========



                                     SBS Interactive, Co.

                             Consolidated Statements of Cash Flows




                                                                    For the           For the           From
                                                                  Six months        Six months      Sep. 20, 1996
                                                                     ended             ended         (inception)
                                                                 June 30, 2003     June 30, 2002   to June 30, 2002
                                                                 -------------     -------------   ----------------
Operating activities:
   Net loss                                                      $ (171,641)        $  (24,070)      $(12,475,759)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                103,887                               137,966
       Cash from acquired subsidiaries                                                                      1,980
       Translation adjustments                                       (1,183)                               (1,183)
       Research & development from acquisition                                                          7,943,080
       Non-cash interest, beneficial conversion feature               9,000                                42,000
       Issuance of equity instruments for services                                                      3,875,000
   Change in assets and liabilities:
         Deposits                                                       (81)                                 (73)
         Accrued interest                                             4,753                                 6,971
         Accounts payable                                           (30,565)            (8,429)             3,781
                                                                 ----------         ----------       ------------

Net cash used in operating activities                               (85,830)           (32,499)          (466,237)
                                                                 ----------         ----------       ------------

Investing activities:
   Purchase of property and equipment                                     -                                  (388)
                                                                 ----------         ----------       ------------

Net cash used in investing activities                                     -                                  (388)
                                                                 ----------         ----------       ------------

Financing activities:
   Proceeds from issuance of common stock                                                                 315,160
   Proceeds from issuance of debt to shareholders                    38,786                                39,840
   Proceeds from issuance of debt                                    40,000                               112,000
                                                                 ----------         ----------       ------------

Net cash provided by financing activities                            78,786                               467,000
                                                                 ----------         ----------       ------------

Net increase (decrease) in cash and cash equivalents                 (7,044)           (32,499)               375

Cash and equivalents, beginning of year                               7,419            107,721                  0
                                                                 ----------         ----------       ------------

Cash and equivalents, end of year                                $      375         $   75,222       $        375
                                                                 ==========         ==========       ============

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


ADVERTISING
-----------

The Company conducts advertising for the promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $0 and $1,825 for the six months ended June 30, 2002 and 2001.


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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


1.   GOING CONCERN
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $12.4 million and, at June 30, 2003, has a working capital deficiency of $256,012. The Company presently has no revenues of operations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment consist of the following:

                                                Estimated
                                                 Useful
     June 30,                                     Life           2003
     --------                                   ---------     ---------

     Office equipment                           3 years       $ 11,220
                                                              --------

                                                                11,220
     Less accumulated depreciation                              (5,799)
                                                              ---------

                                                              $  5,421
                                                              ========


3.   NON-COMPETE AGREEMENT
     ---------------------

     A five year, non-compete agreement was acquired by the company through its acquisition of SBS Interactive, Inc. and subsidiary on October 29, 2002 (see Note 9). The fair value (as defined by SFAS 141) of the non-compete agreement was determined to be approximately $275,000 at the date of acquisition. The valuation was established through the use of the

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements



     non-compete agreement's original cost ($300,000) on May 29, 2002 paid by the acquired subsidiary less the expired portion of its useful life ($25,000)

                                                Estimated
                                                 Useful
     June 30,                                     Life           2003
     --------                                   ---------     ---------

     Non-compete agreement                       5 years      $ 275,000
                                                              ---------

                                                                275,000
     Less accumulated amortization                              (40,000)
                                                              ---------

                                                              $ 235,000
                                                              =========


     At June 30, 2003 future amortization charges were as follows:

     Periods ending December 31,
     ---------------------------

     2003                                                     $  30,000
     2004                                                        60,000
     2005                                                        60,000
     2006                                                        60,000
     2007                                                        25,000
     Thereafter                                                       -
                                                              ---------

     Total                                                    $ 235,000
                                                              =========

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

                                                Estimated
                                                 Useful
     June 30,                                     Life           2003
     --------                                   ---------     ---------

     Patent                                     17.5 years    $2,430,875
                                                              ----------

                                                               2,430,875
     Less accumulated amortization                               (92,167)
                                                              ----------

                                                              $2,338,708
                                                              ==========

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements



     At June 30, 2003 future amortization charges were as follows

     Periods ending December 31,
     ---------------------------

     2003                                                     $   69,604
     2004                                                        138,889
     2005                                                        138,889
     2006                                                        138,889
     2007                                                        138,889
     Thereafter                                                1,713,548
                                                              ----------

     Total                                                    $2,338,708
                                                              ==========


5.   NOTES PAYABLE
     -------------

     Notes payable consist of the following:

     June 30,                                                     2003
     --------                                                  -----------

     Note 1 payable Karlgar Limited, due                       $  72,000
     August 23, 2003, secured by all assets of the company, convertible immediately at the holders discretion into 32,000 shares of restricted common stock.

     Note 2 payable Karlgar Limited, due                          30,000
     August 23, 2003, secured by all assets of the company, convertible immediately at the holders discretion into 15,000 shares of restricted common stock.

     Note payable to unrelated party, due                       100,000
     August 31, 2003, bearing interest at 5%
     per annum, unsecured.
     Note 3 payable Karlgar Limited, due                         10,000
     August 23, 2003, secured by all assets of the company. (see subsequent events)

                                                            -----------
                                                                212,000

     Less current portion                                       212,000
                                                            -----------

                                                            $         -
                                                            ===========

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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


6.   NOTES PAYABLE SHAREHOLDERS
     --------------------------

     Notes payable to shareholders consist of the following:

     June 30,                                                     2003
     --------                                                  -----------


     Unsecured notes payable to shareholders
     bearing interest at 5% per annum,                         $  68,071
     principle and interest due at maturity of October 29, 2007.

     Unsecured notes payable to shareholders
     bearing interest at 8% per annum,                            34,025
     principle and interest due on demand.

                                                               ---------
                                                                 102,096

     Less current portion                                         34,025
                                                               ---------

                                                               $  68,071
                                                               =========

7.   COMMON STOCK LOSS PER SHARE
     ---------------------------

     The following reconciles the components of the loss per share computation:


      For the periods ended
      June 30,                                  2003                                   2002
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------

     Loss per common share
       Net (loss)
       available to
       common shareholders      $(171,641)    10,198,194     $(.02)     $(24,070)     7,017,200       $(.00)

     Effect of Dilutive
      Securities:
       Stock
       options/warrants                 -              -         -             -              -           -
                                ---------     ----------     -----      --------      ---------       -----

       Net (loss) available
       to common
       shareholders plus
       assumed conversions      $(171,641)    10,198,194     $(.02)     $(24,070)     7,017,200       $(.00)
                                =========     ==========     =====      ========      =========       =====


8.   INCOME TAXES
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


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

     Realization of any portion of the approximate $394,568 of deferred tax assets at June 30, 2003 that arise from the NOL carryforwards is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% is as follows:


     Period ended June 30,                             2003           2002
     ---------------------                          ---------      ---------

     Tax benefit at the United States
     statutory rate                                 $ 26,928       $ 2,846
     Valuation allowance   adjustment
                                                     (26,928)       (2,846)
                                                    --------       -------

     Income tax benefit                             $      -       $     -
                                                    --------       -------


     Significant components of the Company's deferred tax assets and liabilities are as follows:

     June 30,                                        2003              2002
     --------                                     ---------         -----------

     Deferred tax assets:
         Net operating loss carryforwards        $   421,496       $   149,228

         Compensation related to equity
           instruments issued for services         1,317,500         1,317,500

         Compensation related to equity
           instruments issued for acquisitons      2,700,851

         Compensation related to equity
           instruments issued for debt                14,280

         Valuation allowance for deferred
           tax assets                             (4,453,857)       (1,466,728)
                                                 -----------       -----------

     Net deferred tax assets                     $         -       $         -
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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


10.  RELATED PARTY TRANSACTIONS
     --------------------------

     Consulting Services
     -------------------

     Fees totaling $1,568 and $4,000 have been paid to officers and companies owned by shareholders during the periods ended June 30, 2003 and 2002 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

     Lease rent expense for the periods ended June 30, 2003 and 2002 amounted to $6,348 and $1,950. At June 30, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.


11.  MAJOR VENDORS AND CONCENTRATIONS
     --------------------------------

     Royalty Agreement
     -----------------

     On September 9, 1999 High Plateau Holdings, Inc. entered into a Royalty and Development Agreement with Ultimatte Corporation (Ultimatte) to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company is obligated to pay $130,000 to Ultimatte in development fees, of which $90,000 has been paid through June 30, 2003.

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

     The Company shall pay to Ultimatte royalties accrued during each quarter no later than the end of the month following such quarter in accordance with the following table:

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


    Cumulative number of keyer units for             Royalty amount per
    which royalties have been paid                     unit produced
    ------------------------------------            -------------------
    Less than 100,001 units                               $  3.00
    100,001 to 500,000 units                              $  2.50
    500,001 to 1,000,000 units                            $  2.25
    1,000,000 to 5,000,000 units                          $  2.00
    More than 5,000,000 units                             $  1.00


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure is as follows:


     June 30,                                        2003            2002
     --------                                      --------        --------

     Cash paid for interest                          $    -        $    -
     Cash paid for taxes                                  -             -

     Non-cash investing and financing activities:
     Non-cash interest, beneficial conversion         9,000
     feature


15.  Subsequent Events
     -----------------

     Note(s) Payable
     ---------------

     On July 22, 2003 the Company entered into note #3 with Karlgar in the amount of $52,000, with a maturity date of August 23, 2003. The note is non-interest bearing if paid before maturity, but bears an interest rate at the maximum rate allowed by the laws governing the state of California of the United States of America if not repaid by maturity date. The note is collateralized by all assets of the Company. Additionally, notes #1 and #2 with Karlgar were extended through August 23, 2003.

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

     The Company and Ralph Rubenstein entered into an Employment Agreement ("Agreement") effective as of April 30, 2003. The Agreement was for a three year term commencing April 30, 2003. It provided that Mr. Rubenstein was to serve as the Chairman and Chief Executive Officer of the Company. The Agreement further provided that his salary would commence when the Company had received $150,000 in capital funds. The Company was not able to timely raise these funds and the parties terminated the Agreement in May 2003 and Mr. Rubenstein resigned as an officer and director of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Form 8-Ks

               No Reports of Form 8-K were filed during the three month period ended June 30, 2003.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SBS INTERACTIVE, CO.

Dated:  August 13, 2003              By: /s/ Todd Gotlieb
                                          -------------------------------------
                                          Todd Gotliebtein, President, Chief
                                          Executive and Chief Accounting Officer