Form 10QSB
period 2003-09-30
SBS INTERACTIVE CO
filed 2003-11-14
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                               For the quarterly period ended September 30, 2003

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



            20 Viceroy Road, Unit 5, Concord, Ontario M4K 3N8, Canada
            ---------------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2003 was 11,298,224 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


         Item 1.  Financial Statements

                  Balance Sheet as of September 30, 2003                   3

                  Consolidated Statement of Operations for the
                  Three Months Ended September 30, 2003
                  And September 30, 2002, for the Nine Months Ended September 30, 2003 and September 30, 2002 and from
                  September 30, 1996 to September 30, 2003                 4

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 2003 and
                  September 30, 2002 and From September 30, 1996
                  to September 30, 2003                                    5

                  Summary of Significant Accounting Policies               6

                  Notes to Consolidated  Financial Statements              9

         Item 2.  Plan of Operation                                       17


Part II. Other Information


         Item 1.  Legal Proceedings                                       20

         Item 2.  Changes in Securities                                   20

         Item 3.  Defaults in Senior Securities                           20

         Item 4.  Submission of Matters to a Vote of Securities Holders   20

         Item 5.  Other Information                                       20

         Item 6.  Exhibits and Reports on Form 8-K                        20

Signatures                                                                21

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              SBS Interactive, Co.

                           Consolidated Balance Sheets




September 30                                                           2003
------------                                                       ------------

Current Assets
   Cash and cash equivalents                                       $      1,028
                                                                   ------------
Total current assets                                                      1,028

Property and equipment, net                                               3,393
Non-compete agreement, net                                              220,000
Patent, net                                                           2,304,145
Deposits                                                                  1,167
                                                                   ------------
                                                                   $  2,529,733
                                                                   ------------
Liabilities, and Stockholders' Equity

Current Liabilities
   Accounts payable                                                $    161,353
   Accrued interest                                                      11,845
   Notes payable shareholders                                            34,025
   Note payable                                                         272,000
                                                                   ------------
Total current liabilities                                               479,223

   Notes payable shareholders                                            68,071
                                                                   ------------

Total liabilities                                                       547,294

Commitments and Contingencies
Stockholders' Equity
Common stock, $0.001 par value; 50,000,000
  shares authorized; 10,298,224 shares
  issued and outstanding                                                 10,299
Additional paid-in capital                                           15,062,459
Deficit accumulated during the development stage                    (13,090,319
                                                                   ------------
Total stockholders' equity                                            1,982,439
                                                                   ------------
                                                                   $  2,529,733
                                                                   ============


                                                 SBS Interactive, Co.

                                         Consolidated Statements of Operations

                                                           For the three  For the three  For the nine   For the nine      From
                                                            months ended   months ended  months ended   months ended   inception to
                                                              Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,    Sep. 30, 2003
                                                                2003           2002          2003           2002
                                                            ------------  -------------  ------------   ------------   -------------

Development stage expenses:
     Selling, general and administrative, excluding
       non-cash
compensation expense                                        $  105,825      $    19,153    $  251,331    $   3,223    $    703,927
     Non-cash compensation expense                             346,500                        346,500                    4,221,500
     Acquisition expenses - research and development                                                                     7,943,080
                                                            ----------      -----------    ----------    ---------    ------------

Total development stage expenses                               452,325           19,153        597,831      43,323      12,868,507
                                                            ----------      -----------    ----------    ---------    ------------

Loss from operations                                          (452,325)         (19,153)     (597,831)     (43,323)    (12,868,507)

Other Income and (Expenses)
     Interest income                                                                                                         2,238
     Interest expense                                           (5,082)                        (9,757)                     (11,977)
     Non-cash interest, beneficial conversion feature         (155,900)                      (164,900)                    (197,900)
     Translation gain (loss)                                    (1,253)                       (13,713)                     (14,173)
                                                            ----------      -----------    ----------    ---------    ------------

Net loss                                                      (614,560)        (19,153)      (786,201)     (43,323)    (13,090,319)
                                                            ----------      -----------    ----------    ---------    ------------

Net loss applicable to common stock                         $ (614,560)        (19,153)    $ (786,201)   $ (43,323)   $(13,090,319)
                                                            ==========      ==========     ==========    =========    ============

Net loss per common share (basic and diluted)               $    (0.06)     $    (0.00)    $    (0.08)   $   (0.00)
                                                            ==========      ==========     ==========    =========

Weighted average number of common shares outstanding        10,297,125       7,017,200     10,231,680     7,017,200
                                                            ==========      ==========     ==========    ==========



                                     SBS Interactive, Co.

                             Consolidated Statements of Cash Flows




                                                                    For the           For the           From
                                                                  Nine months      Nine months      Sep. 20, 1996
                                                                     ended             ended         (inception)
                                                                 Sep. 30, 2003     Sep. 30, 2002   to Sep. 30, 2002
                                                                 -------------     -------------   ----------------

Operating activities:
   Net loss                                                        $(786,201)        $   (43,22)     $(13,090,319)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                 155,478                              189,557
       Cash from acquired subsidiaries                                                                      1,980
       Translation adjustments                                        (1,183)                              (1,183)
       Research & development from acquisition                                                          7,943,080
       Non-cash interest, beneficial conversion feature              164,900                              197,900
       Issuance of equity instruments for services                   346,500                            4,221,500
   Change in assets and liabilities:
         Deposits                                                        (81)                                 (75)
         Accrued interest                                              9,627                               11,845
         Accounts payable                                            (34,217)            (8,723)              131
                                                                  ----------           ---------     ------------

Net cash used in operating activities                               (145,177)           (51,946)         (525,584)
                                                                  ----------           ---------     ------------

Investing activities:
   Purchase of property and equipment                                      -                                 (388)
                                                                  ----------                         ------------

Net cash used in investing activities                                      -                                 (388)
                                                                  ----------                         ------------

Financing activities:
   Proceeds from issuance of common stock                                                                 315,160
   Proceeds from issuance of debt to shareholders                     38,786                               39,840
   Proceeds from issuance of debt                                    100,000                              172,000
                                                                  ----------                         ------------

Net cash provided by financing activities                            138,786                              527,000
                                                                  ----------                         ------------

Net increase (decrease) in cash and cash equivalents                  (6,391)           (51,946)            1,028

Cash and equivalents, beginning of year                                7,419            107,721                 0
                                                                  ----------           --------      ------------

Cash and equivalents, end of year                                 $    1,028           $ 55,775      $      1,028
                                                                  ==========          =========      ============


                              SBS Interactive, Co.

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


ADVERTISING

The Company conducts advertising for the promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $115 and $1,825 for the nine months ended September 30, 2003 and 2002.


INCOME TAXES

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

LOSS

per Share Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SBS Interactive, Co. and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions are eliminated.

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


1.   GOING CONCERN

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $13 million and, at September 30, 2003, has a working capital deficiency of $172,170. The Company presently has no revenues of operations. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                Estimated
                                                 Useful
     September 30,                               Life           2003
     -------------                              ---------     ---------

     Office equipment                            3 years      $ 11,220
                                                              --------
                                                                11,220
     Less accumulated depreciation                              (7,827)
                                                              --------

                                                              $  3,393
                                                              ========

3.   NON-COMPETE AGREEMENT

     A five year, non-compete agreement was acquired by the company through its acquisition of SBS Interactive, Inc. and subsidiary on October 29, 2002. The fair value (as defined by SFAS 141) of the non-compete agreement was determined to be approximately $275,000 at the date of acquisition. The valuation was established through the use of the non-compete agreement's original cost ($300,000) on May 29, 2002 paid by the acquired subsidiary less the expired portion of its useful life ($25,000)

                                                Estimated
                                                 Useful
     September 30,                               Life           2003
     -------------                              ---------     ---------

     Non-compete agreement                       5 years       $275,000
                                                               --------

                                                                275,000
     Less accumulated amortization                              (55,000)
                                                               --------
                                                               $220,000
                                                               ========

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements



     At September 30, 2003 future amortization charges were as follows

     Periods
     ending December 31,
     -------------------

     2003                                                           $ 15,000
     2004                                                             60,000
     2005                                                             60,000
     2006                                                             60,000
     2007                                                             25,000
     Thereafter                                                            -
                                                                    --------
     Total                                                          $220,000
                                                                    ========

4.   PATENt

     United States Patent Number 6,072,933 was acquired by the company through its acquisition of SBS Interactive, Inc. and subsidiary on October 29, 2002. The fair value (as defined by SFAS 141) of the patent was determined to be approximately $2,430,875 at the date of acquisition. The valuation was established through the use of an independent valuation service.

                                                Estimated
                                                 Useful
     September 30,                               Life           2003
     -------------                              ---------     ---------

     Patent                                     17.5 years    $2,430,875
                                                              ----------

                                                               2,430,875
     Less accumulated amortization                              (126,730)
                                                              ----------

                                                              $2,304,145
                                                              ==========

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


     At September 30, 2003 future amortization charges were as follows

     Periods ending December 31,
     ---------------------------

     2003                                                          $   34,802
     2004                                                             138,889
     2005                                                             138,889
     2006                                                             138,889
     2007                                                             138,889
     Thereafter                                                     1,713,787
                                                                   ----------
     Total                                                         $2,304,145
                                                                   ==========

5.   NOTES PAYABLE

     Notes payable consist of the following:

     September 30,                                          2003
     -------------                                        -------

     Note payable to unrelated party, due                 100,000
     August 31, 2003, bearing interest at 5%
     per annum, unsecured.
     Note payable Karlgar Limited, due January            172,000
     30, 2004, secured by all assets of the
     company convertible immediately at the
     holders discretion into 3,440,000 shares
     of restricted common stock.
                                                         --------
                                                          272,000

     Less current portion                                 272,000
                                                         --------
                                                         $      -
                                                         ========


     In September, 2003 the notes payable Karlgar were consolidated into one note with a stated interest rate of 6% per annum and a due date of January 30, 2004. This note allows the company to borrow up to $441,750 in the aggregate, is secured by all assets of the company and, is convertible immediately at the holders discretion into shares of the Company's common stock equal to the lessor of $.05 per share or 60% of the average closing prices for the 5 trading days immediately prior to the applicable conversion date. The beneficial conversion features were valued at an estimated fair value of $164,900. In connection therewith, the Company recorded a charge to non-cash interest in the amount of $164,900.


6.   NOTES PAYABLE SHAREHOLDERS

     Notes payable to shareholders consist of the following:

     September 30,                                         2003
     -------------                                       --------

     Unsecured notes payable to shareholders
     bearing interest at 5% per annum,                   $ 68,071
     principle and interest due at maturity of
     October 29, 2007.
     Unsecured notes payable to shareholders
     bearing interest at 8% per annum,                     34,025
     principle and interest due on demand.

                                                         --------
                                                          102,096

     Less current portion                                  34,025
                                                         --------
                                                         $ 68,071
                                                         ========

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


7.   COMMON STOCK

     Loss per Share
     --------------

     The following reconciles the components of the loss per share computation:


      For the periods ended
      September 30,                             2003                                   2002
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------

     Loss per common share
       Net (loss)
       available to
       common shareholders      $(786,201)    10,231,680     $(.08)     $(43,323)     7,017,200       $(.00)

     Effect of Dilutive
      Securities:
       Stock
       options/warrants                 -              -         -             -              -           -
                                ---------     ----------     -----      --------      ---------       -----
       Net (loss) available
       to common
       shareholders plus
       assumed conversions      $(186,201)    10,231,680     $(.08)     $(43,323)     7,017,200       $(.00)
                                =========     ==========     =====      ========      =========       =====

     In July, 2003 the Company issued 100,000 shares (to a shareholder) of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value of $4.95 per share. In connection therewith, the Company recorded a charge to operations in the amount of $346,500.


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

     Realization of any portion of the approximate $470,078 of deferred tax assets at September 30, 2003 that arise from the NOL carryforwards is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% is as follows:

      Period ended September 30,                 2003                 2002
      --------------------------               --------             --------

      Tax benefit at the United States
        statutory rate                         $ 219,398            $  6,838
      Valuation allowance adjustment            (219,398)             (6,838)
                                               ---------            --------
      Income tax benefit                       $       -            $      -
                                               =========            ========


     Significant components of the Company's deferred tax assets and liabilities are as follows:

      Period ended September 30,                   2003              2002
      --------------------------                 ---------        ----------

      Deferred tax assets:
       Net operating loss carryforwards         $  470,078       $   156,066
       Compensation related to equity
         instruments issued for services         1,435,310         1,317,500
       Compensation related to equity
         instruments issued for acquisitons      2,700,851
       Compensation related to equity
         instruments issued for debt                67,286
       Valuation allowance for deferred
         tax assets                             (4,673,255)       (1,473,566)
                                               -----------       -----------
       Net deferred tax assets                 $         -       $         -
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

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


     Regulation S adopted under the Securities Act; (ii) "restricted securities" as defined under the Securities Act; and (iii) subject to restrictions on their future transferability and/or sale.


10.  RELATED PARTY TRANSACTIONS

     Cosnsulting Services
     --------------------

     Fees totaling $4,000 and $7,000 have been paid to officers and companies owned by shareholders during the periods ended September 30, 2003 and 2002 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

     Leasing arrangements
     --------------------

     Lease rent expense for the periods ended September 30, 2003 and 2002 amounted to $10,397 and $6,348. At September 30, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.


11.  MAJOR VENDORS AND CONCENTRATIONS

     Royalty Agreement
     -----------------

     On September 9, 1999 High Plateau Holdings, Inc. entered into a Royalty and Development Agreement with Ultimatte Corporation (Ultimatte) to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company is obligated to pay $130,000 to Ultimatte in development fees, of which $120,000 has been paid through September 30, 2003.

     The contract calls for the manufacture of the keyer units by the Company after the test units are delivered and FCC approval is received. The contract also calls for the Company, after final acceptance of the test units, to manufacture 200,000 units within two years and 600,000 units within three years or the company loses their exclusive rights to the technology in this market.

                              SBS Interactive, Co.

                   Notes to Consolidated Financial Statements


     The Company shall pay to Ultimatte royalties accrued during each quarter no later than the end of the month following such quarter in accordance with the following table:



     Cumulative number of keyer units for                     Royalty amount per
     which royalties have been paid                              unit produced
     ------------------------------------                     ------------------
     Less than 100,001 units                                       $  3.00
     100,001 to 500,000 units                                      $  2.50
     500,001 to 1,000,000 units                                    $  2.25
     1,000,000 to 5,000,000 units                                  $  2.00
     More than 5,000,000 units                                     $  1.00


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure is as follows:

     September 30,                                          2003          2002
     -------------                                        --------     ---------

     Cash paid for interest                               $      -     $     -
     Cash paid for taxes                                         -           -

     Non-cash investing and financing activities:
         Non-cash interest, beneficial
     conversion   feature                                  155,900           -
         Non-cash compensation issued for
     services rendered                                     346,500           -


15.  SUBSEQUENT EVENTS

     Note(s) Payable
     ---------------

     In October the Company reached a non-exclusive consulting agreement with Clearsite Ltd. for which the Company agreed to issue 1,000,000 shares of restricted, unregistered common stock in exchange for consulting services rendered and services to be rendered in the future.

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

     o The 20,676,000 shares of the common stock of Interactive outstanding immediately prior to the Effective Time were canceled and the holders of that stock became shareholders of the Company with each 6.5 old shares of Interactive stock becoming 1 share of the Company's common stock (no fractional shares of the Company's shares were issued and each Interactive shareholder entitled to a fractional share was issued a whole share therefore). A total of 3,180,984 shares were issued by the Company in the transaction;

     o The Business Combination was designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of Interactive are advised and cautioned to seek their own tax advice and counsel on this issue;

     o    The stock of the Company issued to the Interactive shareholders was:
          (i) being issued pursuant to exemptions for the registration requirements of the Securities Act of 1933 ("Securities Act") provided in Rule 506 of Regulation D and/or Regulation S adopted under the Securities Act; (ii) "restricted securities" as defined under the Securities Act; and (iii) subject to restrictions on their future transferability and/or sale.


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

     Interactive was organized as a Nevada corporation on August 8, 2002. It was formed to act as a consumer electronics company focused on acquiring, developing, licensing and marketing products that turn televisions into an interactive medium. During the period from August 2000 to October 2000, Interactive raised $ 1,850,000 through the sale of 1,850,000 shares of its common stock at $1.00 per share. Of this amount, $1,000,000 and 4,000,000 shares of Interactive common stock was paid on May 30, 2002 for the acquisition of all the outstanding stock of High Plateau Holdings, Inc. ("High Plateau"). High Plateau is an Ontario corporation which owns the U.S. Patent to Side by SideTM the interactive video technology product which enables users to interact with people, characters or objects on their television screens and which Interactive plans to market. The balance of Interactive's capital has been expended on operating expenses and development of the Side by SideTM product.

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

     The Company and Ralph Rubenstein entered into an Employment Agreement ("Agreement") effective as of April 30, 2003. The Agreement was for a three-year term commencing April 30,2003. It provided that Mr. Rubenstein was to serve as the Chairman and Chief Executive Officer of the Company. The Agreement further provided that his salary would commence when the Company received $150,000 in capital funds. The Company was not able to timely raise these funds and the parties terminated the Agreement in May 2003. Mr. Rubenstein resigned as an officer and director of the Company.

     On September 30, 2003, Barry D. Alter resigned from the Company's Board of Directors and as its Secretary. On that date, Mr. Sam Ash was elected to the Board of Directors and as Secretary of the Company. Mr. Rubenstein presently serves as a Vice President and Creative Director for MSA, a New York City advertising and public relations firm, where he has been employed since November of1987. He has developed advertising and marketing strategies for technology and entertainment clients, including BrotherTM, VerizonTM, Home Box OfficeTM, and Columbia Broadcasting SystemTM. He has also developed promotional programs for numerous liquor brands including J&BTM and GoldschlagerTM. From June of 1985 until November of 1987, he was employed as a Senior Writer at Griffin Bacal, Inc.., an advertising and public relations firm in New York City. The clients for which he worked in this position includes HasbroTM, Commordore ComputerTM, and Sharp ElectrnicsTM. From March of 1984 to June of 1985, he worked as a Creative Group Writer for Ziff Davis Publishing in New York City. Mr. Ash holds a Bachelor of Arts degree in psychology which he received from Brooklyn College in 1981. He also attended Frek Rabbinical College in New York. Mr. Ash is 43 years old.

     As of September 30, 2003, the Company had borrowed a total of $172,000 form Kalgar Ltd. During September of 2003, the Company's notes payable to Kalgar represented were consolidated into one convertible promissory note which bears interest at 6% per annum, is secured by all the assets of the Company and is convertible at any time by the holder into shares of the Company's common stock at a conversion price equal to the lesser of $.05 per share or 60% of the average closing price for the five trading days immediately prior to the applicable conversion date. Under this note the Company may borrow up to a total principal amount of up to $441,750. Any shares issued would be issued as "restricted securities" under the Securities Act of 1933, as amended.

     In October of 2003, the Company entered into a Non-Exclusive Consulting Agreement with Clearsite Ltd. under which Clearsite will perform business and marketing consulting services for the Company for a two-year term. The Company will issue to Clearsite 1,000,000 shares of the Company's common stock. These shares will be issued as "restricted securities" under the Securities At of 1933. Pursuant to the Agreement the Company has agreed to file a Registration Statement on Form S-8 pursuant to which Clearsite could sell the shares of Common Stock. The Company has also agreed to reimburse Clearsite for pre-approval expenses incurred in performing services under the agreement.

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

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Form 8-Ks

               No Reports of Form 8-K were filed during the nine-month period ended September 30, 2003.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SBS INTERACTIVE, CO.

Dated:  November 10, 2003            By: /s/ Todd Gotlieb
                                          -------------------------------------
                                          Todd Gotlieb, President, Chief
                                          Executive, Financial and Accounting
                                          Officer