Form 10KSB
period 2004-03-31
SBS INTERACTIVE CO
filed 2004-06-16
CIK 1085220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-28363

                              SBS INTERACTIVE, CO.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Florida                                           65-0705830
---------------------------------            -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                          4211 Yonge Street, Suite 235
                            Toronto, Ontario M2P 2A9
                                     Canada
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (416) 223-9293

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which each is registered
-------------------            -------------------------------------------------
        None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2003 totaled
$0.

     The number of shares of the issuer's common stock, $0.001 par value per share, outstanding as of June 11, 2004 was 20,079,557. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 11, 2004, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $8,135,711.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transitional Small Business Disclosure Format: Yes X   No
                                                       ---     ---

                                     PART I

     SBS Interactive, Co., referred to in this report as "we", "us" and "our", elects to furnish the information required by Items 6-11 of Model B of Form 1-A under Alternative 2 of Form 10-KSB.

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this report titled "Risk Factors" and "Description of Business", as well as the following:

o our lack of capital and whether or not we will be able to raise capital when we need it,

o    whether or not we are able to successfully develop our product,

o    whether or not we are able to successfully market our product,

o    our overall ability to successfully compete in our market and our industry,

o whether or not we will continue to receive the services of our executive officer and director, Mr. Todd Gotlieb,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                  RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, ALONG WITH THE OTHER MATTERS REFERRED TO IN THIS REPORT, BEFORE YOU DECIDE TO BUY OUR SECURITIES. ANY OF THESE FACTORS COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE SIGNIFICANTLY OR BECOME WORTHLESS. IF YOU DECIDE TO BUY OUR SECURITIES, YOU SHOULD BE ABLE TO AFFORD A COMPLETE LOSS OF YOUR INVESTMENT.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD NO OPERATIONS TO DATE, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF OUR BUSINESS CAN BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, YOUR SECURITIES MAY BECOME WORTHLESS.

     We are a development stage company and, to date, we have had no operations. As of the year ended December 31, 2003 we had a net loss (from inception) of $5,862,962 and a working capital deficiency of approximately $970,000. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report for our consolidated financial statements at December 31 2003. In that report and in the notes to the consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our lack of liquidity and obtain adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern. Because we have no operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business. If we are unsuccessful in developing our business, your securities may become worthless.

OUR FIRST PRODUCT IS STILL BEING DEVELOPED AND, AS YET, IT IS UNPROVEN, THEREFORE WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL. IF WE ARE NOT SUCCESSFUL, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

     Our business model depends upon our ability to develop and market our interactive video technology. Our first product, which enables users to interact with people or objects on their television screens, is still being developed and tested. Initially, we expect to market our product to businesses for training purposes. Eventually, we may also market our product to consumers for home entertainment use. If we cannot successfully develop our product or if a market for it does not develop as we expect it to, we may not become profitable and the securities you acquire may become worthless.

THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE DO NOT RECEIVE ADEQUATE FUNDING, THE SECURITIES YOU ACQUIRE MAY BECOME WORTHLESS.

     Since our product is not ready to be sold, our ability to continue in existence and to develop our business depends upon our ability to obtain funding for our operations. For the past 12 months we have sustained our operations primarily with loans from a single individual, Mr. Arthur Cohn. Neither Mr. Cohn, nor any other person, is required or bound by any agreement with us to loan us money or to invest in our securities. If Mr. Cohn refuses to loan us more money or to invest in our securities when we need additional funds, and if we do not receive adequate funding from other sources, it is unlikely that we could continue our business in which case you would lose your entire investment.

SINCE WE ARE CURRENTLY FOCUSING ON ONLY ONE PRODUCT, WE WILL NOT HAVE THE ABILITY TO RELY UPON OTHER PRODUCT LINES IN THE EVENT OF OUR INABILITY TO SUCCESSFULLY COMPETE IN THE MARKET. OUR INABILITY TO REDUCE OUR RISK BY DIVERSIFYING INTO OTHER PRODUCT LINES OR BUSINESSES MEANS THAT IF OUR PRODUCT FAILS, YOU WOULD LOSE YOUR ENTIRE INVESTMENT.

     The only product we are presently developing is our interactive video technology for use with television sets. We do not presently intend to engage in developing other products. Accordingly, our success will depend entirely upon the success of this single product. We will not have the benefit of reducing risk by diversifying our business and funds among a portfolio of businesses, properties, investments or other income producing assets. If we are unable to successfully develop and sell our interactive video technology, our business will fail and you would lose your entire investment.

THE SUCCESS OF OUR BUSINESS REQUIRES ACCEPTANCE OF OUR PRODUCT IN THE MARKETPLACE. IF A DEMAND FOR OUR PRODUCT DOES NOT DEVELOP, OUR BUSINESS WILL BE UNSUCCESSFUL AND YOU MAY LOSE YOUR ENTIRE INVESTMENT.

     Our interactive video technology for televisions is novel and unproven. Our ability to grow and sustain our business depends upon the acceptance of our product primarily by businesses. Without significant acceptance by businesses, we will probably not be able to achieve and sustain profitable operations and your securities will likely become worthless. At this time it is impossible for us to predict the degree to which demand for our product will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN DEVELOPING BUSINESSES. OUR FAILURE TO PLAN OR FORECAST ACCURATELY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR DEVELOPMENT, WHICH MAY CAUSE THE VALUE OF YOUR SECURITIES TO DECLINE SUBSTANTIALLY OR BECOME WORTHLESS.

     We are subject to the risks and uncertainties inherent in developing businesses, including the following:

o Our projected capital needs may be inaccurate, and we may not have enough money to develop our product and bring it to market;

o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our product and bring it to market;

o Even if we are able to develop our product and bring it to market, we may not earn enough revenue from sales of our product to cover the costs of operating our business.

     If, because of our failure to plan or project accurately, we are unsuccessful in our efforts to develop our product or if the product we develop does not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations. In that event, the value of your investment could decline substantially or become worthless.

WE ARE DEPENDENT FOR OUR SUCCESS ON OUR PRESIDENT, MR. TODD GOTLIEB. THE LOSS OF MR. GOTLIEB'S SERVICES WOULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS, AND ON THE VALUE OF YOUR SECURITIES.

     Our future success will depend, to a significant degree, on the continued services of our President, Mr. Todd Gotlieb. We do not have, and currently we do not intend to acquire, key-man life insurance on the life of Mr. Gotlieb. The loss of Mr. Gotlieb's services would have a material adverse effect on our business and operations.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY, WHICH WE MAY NOT BE ABLE TO ADEQUATELY PROTECT. ADDITIONALLY, THIRD PARTIES MAY ALLEGE THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY. IF WE WERE TO BECOME INVOLVED IN LITIGATION, IT WOULD BE COSTLY AND WOULD DIVERT MANAGEMENT'S ATTENTION FROM OUR BUSINESS OPERATIONS. THIS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND ON THE VALUE OF YOUR SECURITIES.

     We hold U.S. Patent Number 6,072,933 which covers a system for producing personalized video recordings. We rely on patent laws, nondisclosure agreements and other contractual and technical measures to protect our proprietary rights in this patent and other technology. However, we cannot assure you that these measures will be adequate to protect our proprietary rights. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Although we believe that our intellectual property rights do not infringe upon the proprietary rights of third parties, a competitor may claim that we have infringed on its products. Any litigation relating to our intellectual property could result in substantial expense to us and result in significantly diverting our technical and management personnel from their routine activities. This could have an adverse effect on our business and the value of your securities.

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

     We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

WE HAVE THE ABILITY TO ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WITHOUT ASKING FOR SHAREHOLDER APPROVAL, WHICH COULD CAUSE YOUR INVESTMENT TO BE DILUTED.

     Our Articles of Incorporation currently authorize the Board of Directors to issue up to 50,000,000 shares of common stock. On June 11, 2004, we had 20,079,557 shares outstanding. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our common stock may have the effect of further diluting your investment.

WE ARE CURRENTLY RAISING ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WILL DILUTE YOUR OWNERSHIP INTEREST. FURTHERMORE, IN THE FUTURE WE MAY ISSUE SECURITIES THAT HAVE RIGHTS, PREFERENCES OR PRIVILEGES SENIOR TO YOUR COMMON STOCK.

     We require substantial working capital to fund our business. We are currently raising additional funds through the issuance of equity and securities convertible into equity. The issuance of additional common stock and securities convertible into common stock will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. In the future, we may issue other types of securities, such as debt securities or preferred stock. These securities may have rights, preferences or privileges senior to those of the holders of our common stock.

THERE IS NO ACTIVE PUBLIC MARKET FOR OUR SECURITIES, SO YOU MAY NOT BE ABLE TO LIQUIDATE YOUR SECURITIES IF YOU NEED MONEY.

     Trading of our common stock is sporadic. It is not likely that an active market for our common stock will develop or be sustained soon. You may not be able to liquidate our securities if you need money.

WE ARE SUBJECT TO THE PENNY STOCK RULES AND THESE RULES MAY ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.

     Our common stock is a "low-priced" security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS
(Item 6 of Model B of Form 1A)

General

     SBS Interactive, Co. was formed on September 20, 1996 in Florida as "Cosmetics Consultation Corporation". Our name was changed to "Lomillo Consulting Corp." on November 25, 1996 and then to "Inet Commerce Conduit Corp." on July 17, 1997. On July 30, 2002, we changed our name to "SBS Interactive, Co." in anticipation of the completion of the business combination described below. From September 1999 to July 2002, we conducted operations as a consultant to Internet-related enterprises seeking capital.

     On July 16, 2002, we, SBS Interactive, Inc., a Nevada corporation (referred to as "Interactive" in this discussion) and SBS Acquisition, Inc., our wholly owned subsidiary, executed a Merger Agreement. On October 29, 2002 we completed the merger by issuing 3,180,984 shares of our common stock to the stockholders of Interactive in exchange for all of the Interactive issued and outstanding stock. Interactive is a consumer electronics company focused on developing, marketing and licensing products that enable consumers or businesses to use a television as an interactive medium. When we talk about "we", "us" or "our" in this report, we are speaking about SBS Interactive, Co. together with it's wholly-owned subsidiary, Interactive.

     On May 30, 2002, prior to executing the Merger Agreement, Interactive acquired U.S. Patent Number 6,072,933 covering our Side by Side(TM) interactive video technology product by acquiring all of the issued and outstanding stock of High Plateau Holdings, Inc. The patent was issued in June 2002. Side by Side(TM) technology is based upon "blue screen" technology. Used primarily in the making of movies and television programming, blue screen technology allows actors to perform in front of a blue background screen, upon which background images are superimposed at a later time by a chromakey processor. Side by Side(TM) uses its patented reverse blue screen technology to playback, on the user's television screen, pre-recorded programming into which the user's environment, as photographed by the digital camera in the Side by Side(TM) set-top box, is combined. In other words, the user and his surroundings will appear with the pre-recorded programming along with the actors. The Side by Side(TM) set-top box is easily connected between the user's DVD player and the TV monitor. For optimal versatility, the set top unit - which can be modified to fit a number of footprints - is also designed to facilitate easy recording of the combined images (viewer and content) by simply connecting it to most VCR or DVD recorders.

     Our Side by Side(TM) set top box incorporates the use of patented software with a digital camera and a keyer unit developed under an exclusive agreement with Ultimatte Corporation, a leader in "blue screen" technology. The prototype unit was delivered to us in May 2004 and testing of the unit was completed on June 11, 2004. We are currently working with Ultimatte Corporation in preparing the final documentation required to submit the unit to the FCC and Underwriters' Laboratories, Inc. ("UL"). Ultimatte Corporation will make these submissions on our behalf, and will also submit the keyer unit for CE marking. We currently anticipate that the keyer unit will be submitted for these approvals by June 30, 2004. Once these approvals are obtained the set-top box can be marketed in the United States, Canada and the European Union. We cannot guarantee that the unit will receive approval from the FCC or UL or that it will receive CE marking.

     We believe that our Side by Side(TM) technology can be used not only for entertainment purposes, but also as a teaching and training tool. For exercising or athletics for example, the user can watch himself or herself stand next to the instructor and follow the instructor's lead. This allows the user to compare his or her activity to the instructor's and to immediately correct or modify the activity, if necessary. Other potential uses by consumers for the Side by Side(TM) interactive video technology includes children's programs, video karaoke, performance training and enhancement (including musical instrument training, acting workshops, singing and dancing training), theme parties and adult entertainment. In the business and institutional markets the potential uses for the product include product and procedural training and testing, military and security training, language education, training and educating the learning disabled, and public speaking training.

     The pre-recorded programming content is inexpensive to develop because there is no need for costly sets or location shoots. For example, if a business wants to create a program to instruct employees on how to correctly lift heavy objects without sustaining injuries, we film an instructor doing the demonstration in front of a blue screen. When the programming is played back at the business location, the camera in the set-top box will capture the employee and his surroundings, which will be projected onto the television screen along with the instructor.

     In August 2002 we retained the services of Mr. Sam Ash who, in 2003 became our Secretary and a director, to begin building our brand and planning our marketing program. Mr. Ash receives $5,000 per month for these services. We have also been working with a sales consultant for approximately six months who is helping us to generate sales. Our sales will be commission-based only. We anticipate that we will hire the services of a production manufacturing coordinator within the next six months. The production manufacturing coordinator will be responsible for coordinating the manufacture of our product overseas. We plan to license the technology to others in the electronic entertainment and telecommunications industries such as the film and music industries, the fitness, exercise and martial arts industries and the adult entertainment industries. Once we establish a business market, we will consider marketing the set-top boxes to consumers through existing retail outlets. As of this date we do not have any firm licensing arrangements or distribution arrangements for our technology.

     Once our prototype is finally approved, we will begin the process of tooling the factory that will manufacture the set top boxes. We are currently receiving quotes from manufacturers and component suppliers from Taiwan and the People's Republic of China.

     During the past two fiscal years, we spent no money on research and development or on customer-sponsored research activities relating to the development of our technology.

         We have three full-time employees.

     We do not manufacture or otherwise engage in activities that are hazardous to the environment, therefore, federal, state and local provisions enacted or adopted which regulate the discharge of materials into the environment are not applicable to our business. We do not anticipate that we will be required to spend any money on compliance with environmental laws during our current fiscal year or in the future.

     Other than the requirement that the set-top box be approved by the FCC and UL (or another organization responsible for setting business standards, such as the Canadian Standards Association or CSA), we do not believe that we will be subject to significant government regulation.

     Because we have not yet begun to market our product and earn revenues, there are no characteristics that are special or distinctive to our operations that might impact our financial performance with the exception of our relationship with Ultimatte Corporation. This relationship is governed by the Amended and Restated Design and Development Agreement that we entered into with Ultimatte Corporation on June 15, 2003. Pursuant to this agreement, we agreed to pay Ultimatte Corporation a development fee of $300,000 for the development and fabrication of five keyer units. We also agreed to pay certain royalties to Ultimatte Corporation upon UL (or CSA) approval and CE marking. The royalty equals 7% of the gross revenue we recognize from the rental, lease, license or sale of the units manufactured for us by Ultimatte Corporation and the content used with the units plus 40% of the gross revenue we recognize related to licensing to a third party the right to manufacture and to sell or use or rent the units. We must pay a minimum royalty of $100,000 during the first quarter following the UL (or CSA) approval and CE marking, $150,000 during the second quarter, $250,000 during the third quarter, $250,000 during the fourth quarter and the greater of $312,500 or 50% of the projected amount of royalties due during the fifth quarter and each quarter thereafter. Royalties must be paid within 30 days following the end of each quarter. If we fail to pay the royalties as required, Ultimatte Corporation will have the right to use the Side-by-Side(TM) technology for any purpose.

     While we have not registered our trade name or our logo with either the United States Patent and Trademark Office or the Canadian Intellectual Property Office, we believe that eventually our name recognition will be important. Accordingly, we intend to aggressively defend our trade name and logo. We hold no licenses, franchises, concessions or royalty agreements.

Plan of Operation

     As a development stage company our capital requirements, particularly as they relate to product development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch our product, whether or not a market develops for our product and, if a market develops, the pace at which it develops, and the pace at which the technology involved in making our product changes.

     Since our inception we have relied on loans and sales of our securities to sustain our operations. We will continue to do this until we are able to support our operations through sales of our product however, we cannot assure you that this will ever occur. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

     In February 2004 we reached an agreement with four of our creditors, including Mr. Todd Gotlieb, our President, and Mr. Barry Alter, a former director, to pay approximately $979,500 of our debt with our common stock. These agreements were subsequently prepared and executed in March 2004. When we are able to do so, we also pay consultants with our common stock, to conserve our cash.

     On May 7, 2004 a major stockholder, Mr. Arthur Cohn, loaned us $45,000 and on June 8, 2004 Mr. Cohn loaned us an additional $55,000. We are currently negotiating an agreement with Mr. Cohn to allow him to convert the principal amount of the loans, and any accrued interest, into shares of our common stock at a conversion rate of $0.50 per share. If Mr. Cohn converts any of the principal amount or accrued interest into common stock, he will also receive a warrant to purchase two shares of our common stock for each share of common stock he receives as a result of the conversion. The exercise price for the warrant shares will be $1.00 and $1.25, respectively.

     We are currently offering to accredited investors only units comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price is $0.50 and the warrant exercise prices are $1.00 and $1.25, respectively. We hope to raise a minimum of $500,000 and a maximum of $2,500,000. The proceeds of the offering will be used primarily for operating expenses relating to the launch of our product. If we are able to raise the entire $2,500,000 we may not be required to raise additional funds for a period of 12 months, although changes to our operational needs could require us to revise this projection. If we raise substantially less than $2,500,000, we will likely be required to borrow funds or sell additional securities to fund our operations for 12 months. We cannot guarantee that we will raise the entire $2,500,000 or that we will be able to, if necessary, find lenders or investors to fund our operations. In that case, we may be required to severely curtail, or even cease, our operations.

     On February 10, 2004 Barry I. Hechman, P.A., our former auditor, resigned from that position and on April 6, 2004 we engaged the firm of Stonefield Josephson, Inc. as our new auditors. In conducting its review of our financial statements, Stonefield Josephson, Inc. determined that our acquisition of Interactive, which was completed on October 29, 2002, should have been accounted for in accordance with SEC Topic 5-G rather than under FASB 141, since neither we nor Interactive constituted a business in accordance with EITF 98-3. This resulted in a change to the valuation of the shares issued for the acquisition of Interactive. The value of the shares was reduced to reflect the value of Interactive's assets and liabilities on the date of the transaction, which was ($310,757). Therefore, we have restated our 2002 financial statements, which resulted in the following adjustments:

                                       As previously filed        As Restated
                                       -------------------        -----------

Total Assets                                $2,690,338             $  17,504
Stockholders Equity/Deficit                 $2,257,240             $(398,102)
Net Loss                                    $8,219,930             $ 226,317


     Our restated development stage expenses for the fiscal year ended December 31, 2002, which were made up of selling, general and administrative expenses, totaled $208,587, as compared to development stage expenses totaling $1,172,497 for the fiscal year ended December 31, 2003, an increase of $963,910 or 462%. The major component of the increase in our development stage expenses related to stock compensation in the amount of $810,000 given to third party consultants including one of our directors, who also performed consulting services for us. We use our common stock to compensate employees and others for services rendered to us in order to preserve cash. For the fiscal year ended December 31, 2003, our development stage expenses also consisted of selling, general and administrative expenses of $362,497, an increase of $153,910 or approximately 74%, over the selling, general and administrative expenses incurred during the 2002 fiscal year. The increase in our selling, general and administrative expenses was related primarily to increases for general overhead and business related expenses such as delivery charges, entertainment, licenses and permits, rent, supplies, etc., which increased as our business developed. Our net loss from operations for the fiscal year ended December 31, 2003 was $1,172,497 as compared to a restated net loss from operations for the fiscal year ended December 31, 2002 of $208,587.

     Our net loss for the fiscal year ended December 31, 2003 was $1,552,457 as compared to a restated net loss of $226,317 for the fiscal year ended December 31, 2002, an increase of $1,326,140 or 586%. The increase in our net loss for the fiscal year ended December 31, 2003 was due to our increased net loss from operations coupled with increased interest expense and increased non-cash interest expense from amortization of debt discount. Due to an increase in borrowing to continue our operations, interest expense increased during the fiscal year ended December 31, 2003 by $24,117, to $26,339 from the restated amount of $2,227 in interest expense reported for the fiscal year ended December 31, 2002, an increase of approximately 109%. We also had significant non-cash interest expense for the fiscal year ended December 31, 2003 of $353,621, an increase of $338,113, or approximately 210%, from the fiscal year ended December 31, 2002, which reported a restated amount of $15,508. This non cash interest expense related to a loan we obtained that was payable, at the option of the holder, with shares of our common stock that were valued at less than fair market value.

     At the end of the 2003 fiscal year we had $27,942 in cash as compared to $7,419 at the end of the 2002 fiscal year. We used $380,830 of cash for operations during the fiscal year ended December 31, 2003, while proceeds from loans, which provided cash for our operations, totaled $402,536. As restated, during the fiscal year ended December 31, 2002, we used cash of $174,948 in operations while loans provided us with a total of $73,054 for use in operations.

ITEM 2.  DESCRIPTION OF PROPERTY
(Item 7 of Model B of Form 1A)

     We presently occupy approximately 1,500 square feet of office space located at 4211 Yonge Street, Suite 235, Toronto, Ontario, Canada M2P 2A9. We moved into these premises on March 5, 2004. The premises are occupied on a month-to-month tenancy at a rental rate of approximately $2,500 per month. Prior to March 5, 2004 our offices were located at 200 Viceroy Road, Unit 5, Concord, Ontario, Canada. We also occupied these premises on a month-to-month tenancy at a rental rate of approximately $2,000 per month.


ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding our directors and executive officers.

     Name            Age        Position                 Beginning of Term
---------------     -----   ------------------           -----------------
Todd E. Gotlieb       38    President, Principal         October 29, 2002
                            Accounting Officer and
                            Director

Sam Ash               43    Secretary and Director       September 30, 2003


     Todd E. Gotlieb graduated from the Osgoode Hall School of Law in 1989. He was engaged in the private practice of law in Toronto, Ontario from 1992 through early 1999. From early 1999 through July of 2002, he was employed as a Vice President of Exclusive Auto Marketing in Toronto, Ontario. He has served as the founder, President and a director of SBS Interactive, Inc. since its formation in August 2000.

     Sam Ash was appointed to the Board of Directors and as Secretary of the Company on September 30, 2003. Mr. Ash presently serves as a Vice President and Creative Director for MSA, a New York City advertising and public relations firm, where he has been employed since November 1987. He has developed advertising, promotional and marketing strategies for numerous technology, lifestyle and entertainment clients including Brother(TM), Verizon(TM), Viacom, Croton Time, Best Buy, Home Box Office (HBO) (TM), CineMax, and Columbia Broadcasting System (CBS) (TM). He has also developed point of sale promotional programs for numerous liquor brands including J&B(TM) and Goldschlager(TM). Additionally, he twice chaired symposiums at the COMDEX computer show regarding "User Friendly" technology marketing. From June 1985 until November 1987 he was employed as a Senior Writer at Griffin Bacal, Inc, an advertising and public relations firm in New York City. The clients for which he worked in this position included Hasbro(TM), Commodore Computer(TM), and Sharp Electronics. From March 1984 to June 1985, he worked as a Senior Creative Group Writer for Ziff Davis Publishing in New York City. Mr. Ash holds a Bachelor of Arts degree in psychology that he received from Brooklyn College in 1981. He also attended Emek Rabbinical College in New York. Mr. Ash resides in Wesley Hills, New York with his wife and five sons.

     Neither of our directors or executive officers has

     o filed, or has had filed against him, a petition under the Bankruptcy Act or any state insolvency law or has had a receiver, fiscal agent or similar officer appointed by a court for his business or property, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, or

     o    been convicted in a criminal proceeding.


ITEM 4.  REMUNERATION OF DIRECTORS AND OFFICERS
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of our officers and directors during the fiscal year ended December 31, 2003 is as follows:

                       Capacity in Which Remuneration
Name of Individual              was Received              Aggregate Remuneration
------------------     ------------------------------     ----------------------

Todd Gotlieb(1)         President, Principal Accounting         $24,000
                        Officer, Director

Barry Alter(2)          Vice President, Director                $0

Sam Ash(3)              Secretary, Director                     $32,373


(1) On February 9, 2004, our Board of Directors granted to Mr. Gotlieb 3,000,000 shares of our common stock valued at $0.10 per share for past and future services as our President, Principal Accounting Officer and a director.

(2) Mr. Alter resigned his position in September 2003. On February 9, 2004, our Board of Directors granted to Mr. Alter 500,000 shares of our common stock, valued at $0.10 per share, as additional compensation for the services he rendered to us from December 2002 until his resignation.

(3) Mr. Ash was appointed to our Board of Directors in September 30, 2003. On February 9, 2004, our Board of Directors granted to Mr. Ash an option to purchase 500,000 shares of our common stock at $0.50 per share as compensation for his services as a director and officer. The compensation received by Mr. Ash during the 2003 fiscal year related to services he rendered to us in creating a marketing program for our product.

     On January 26, 2004 our Board of Directors adopted the SBS Interactive, Co. 2004 Equity Incentive Plan and set aside 7,000,000 shares of our common stock for awards to be made under the plan. The purpose of the plan is to attract, compensate and motivate selected employees, officers, directors, consultants, independent contractors and advisors by allowing them to share in our growth through ownership of our securities. The plan will terminate ten years from the date it was adopted. Section 21 of the plan allows our Board of Directors to amend or modify the plan or to suspend or discontinue it at any time. However, unless we receive the consent of the participant of an award, no such action may adversely alter or impair any award granted prior to the amendment or modification. The plan is currently administered by our Board of Directors, although the Board may appoint a committee to administer the plan, in its discretion. In administering the plan, the Board of Directors may construe and interpret the plan, define terms, prescribe, amend and rescind rules related to the plan, determine who receives awards, and decide the timing of grants, the number of shares included in any grant, the exercise price, the duration of an option and any vesting conditions. The Board of Directors, acting as the administrator of the plan, may grant awards of options, award stock, or stock bonuses.

     The exercise price of an option grant is determined by the plan administrator, but in no circumstances may the exercise price be less than 85% of the fair market value of the common stock on the date the option is granted. However, if the option is an incentive option, that is, if it is intended to meet the requirements of sections 421 through 424 of the Internal Revenue Code, the purchase price that will be paid when the option is exercised and the stock purchased will be the fair market value of the common stock as of the date of the grant. Furthermore, in the case of an incentive option, if the participant owns at least 10% of our common stock, then the purchase price that will be paid when the option is exercised and the stock purchased must equal 110% of the fair market value of the common stock as of the date of the grant.

     If a participant does not receive an incentive option, he or she will receive a non-qualified option.

     Options may be subject to conditions, such as vesting and forfeiture.

     Award stock is an offer to sell to the participant shares of our common stock that may be subject to restrictions. These restrictions may include vesting conditions or conditions relating to the attainment of certain performance goals.

     The price of the common stock is determined by the plan administrator, however, the price can never be less than 85% of the fair market value of the award stock on the grant date. If the participant owns at least 10% of our common stock, then the purchase price that must be paid for the stock is 100% of the fair market value of the common stock on the grant date.

     The plan administrator may also award shares of our common stock as a bonus or reward for extraordinary services rendered by the participant or as compensation for services rendered by the participant. These shares would be issued to the participant without the payment of cash consideration to us by the participant. A stock bonus may be subject to the fulfillment of vesting or other conditions.

     In general, no participant of an award under the plan may assign or transfer the award, except by Will or under the laws of descent and distribution. During the lifetime of a participant, an award can be exercised only by the participant.

ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS (Item 10 to Model B of Form 1A)

     The following table sets forth information as of June 11, 2004 with respect to the ownership of our common stock by our officers and directors, our officers and directors as a group and any person owning 10% or more of our common stock:
We do not have authorized, nor have we issued, non-voting securities.

                                                                   Percentage
Name, Address(1) and Capacity         Number of Shares Owned(2)     of Class
-----------------------------         -------------------------    ----------

Todd Gotlieb, President, Principal            3,621,967              18.04%
Financial Officer and director

Sam Ash, director                                     0                  0

Arthur Cohn, 10% shareholder                  3,741,111(3)           18.63%
Gellertstrasse 18, Basel V8,
Switzerland 4052

All Officers and Directors as a group         3,621,967              18.04%


(1) The address for Todd Gotlieb and Sam Ash is 4211 Yonge Street, Suite 235, Toronto, Ontario M2P 2A9, Canada.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table is based on 20,079,557 shares of common stock outstanding as of June 11, 2004.


     The following table provides information, as of June 11, 2004, regarding options, warrants or rights to purchase securities held by each officer and director and each shareholder who owns more than 10% of our securities.

                    Title and Amount
                     of Securities
                 Called for by Options,
                      Warrants or
Name of Holder          Rights             Exercise Price      Date of Exercise
--------------   ----------------------    --------------      ----------------

Todd Gotlieb              590,423          53,111/$0.85 per    Unexercised
                                           share;
                                           264,923/$1.00 per
                                           share

Sam Ash                   500,000          $0.50 per share     Unexercised

Arthur Cohn              4,941,111         3,741,111/$1.00     Unexercised
                                           per share;
                                           1,000,000/$0.85
                                           per share;
                                           200,000/$0.50 per
                                           share;
                                           200,000/$1.00 per
                                           share;
                                           200,00/$1.25 per
                                           share

ITEM 6. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (Item 11 to Model B of Form 1A)

     In the merger that was completed on October 29, 2002 in which we acquired Interactive, Mr. Todd Gotlieb, our President, Principal Accounting Officer and director, and Mr. Barry Alter, our former Vice President and director, received shares of our common stock in exchange for the shares of Interactive held by them on the same basis as other Interactive shareholders, namely one share of our common stock for each 6.5 shares of Interactive common stock. As a result, Mr. Gotlieb received 465,233 shares of our common stock and Mr. Alter received 465,847 shares of our common stock.

     Beginning in August 2001 and ending in May 2003, Mr. Gotlieb advanced funds to us from time-to-time totaling $59,608. In February 2004, Mr. Gotlieb agreed to accept 264,923 shares of our common stock and a warrant to purchase an additional 590,423 shares of our common stock as full payment of the principle of the loans. Mr. Gotlieb agreed to forego the payment of any interest accrued on the loans.

     Beginning in August 2001 and ending in April 2003, Barry Alter, our former Vice President and director, and Challure Holdings, Inc., an entity owned and controlled by Mr. Alter, advanced funds to us from time-to-time totaling $77,692. In February 2004, Mr. Alter and Challure Holdings, Inc. agreed to accept 345,299 shares of our common stock and warrants to purchase an additional 769,799 shares of our common stock as full payment of the principle of the loans. Mr. Alter and Challure Holdings, Inc. agreed to forego the payment of any interest accrued on the loans.


ITEM 7.  DESCRIPTION OF SECURITIES
(Item 12 of Model B of Form 1A)

     Our authorized capitalization consists of 50,000,000 shares of $.001 par value common stock. As of June 11, 2004, there were 20,079,557 shares of common stock outstanding. Under Florida law and our Articles of Incorporation, our Board of Directors may issue additional shares of our common stock without approval of our shareholders. Each holder of our common stock is entitled to one vote for each share of stock held.

     The holders of our common stock do not have any preemptive rights to acquire shares of our capital stock. In the event of a liquidation, assets then legally available for distribution to the holders of common stock will be distributed on a pro rata basis among the holders of our common stock in proportion to their stock holdings.

     There is no right to cumulate votes for the election of directors. This means that holders of more than 50% of the shares voting for the election of directors can elect 100% of the directors if they choose to do so and the holders of the remaining shares voting for the election of directors will not be able to elect any person to the Board of Directors.

     Holders of common stock are entitled to dividends when, and if, declared by the Board of Directors out of funds legally available therefore. We have not had any earnings and we do not presently contemplate the payment of any cash dividends in the foreseeable future.

     Our common stock does not have any mandatory redemptive provisions, sinking fund provisions or conversion rights.


                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER RELATED SHAREHOLDER MATTERS

     Our common stock is quoted on the OTCBB under the symbol "SBSS". Our common stock trades sporadically.

     The table below sets forth the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                            PERIOD             HIGH        LOW
--------------------------------------   -------------       -------     ------
Fiscal Year Ended December 31, 2003      First Quarter       $ 4.60      $ 3.60
                                         Second Quarter      $ 5.00      $ 4.30
                                         Third Quarter       $ 4.75      $ 0.11
                                         Fourth Quarter      $ 0.15      $ 0.08

Fiscal Year Ended December 31, 2002      First Quarter       $10.00      $ 3.75
                                         Second Quarter      $ 4.25      $ 3.00
                                         Third Quarter       $ 4.00      $ 3.25
                                         Fourth Quarter      $ 3.70      $ 2.25



     As of June 11, 2004, we had 728 shareholders of record. This number does not include holders of our common stock whose shares are registered in street name with various brokerage and depository firms.

     We have never declared or paid cash dividends on our common stock, and our present policy is not to pay cash dividends on our common stock. Any payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors. It is not likely that cash dividends will be paid in the foreseeable future.


ITEM 2.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Barry I. Hechtman, P.A., the independent accountants who had been engaged by us as the principal accountants to audit our consolidated financial statements, resigned effective February 10, 2004. The report of Barry I. Hechtman, P.A. on our financial statements as of and for the years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion, or a disclaimer of opinion, however the report was modified as to our ability to continue as a going concern. The report was not qualified or modified as to audit scope or accounting principles. During our two most recent fiscal years and the interim period from January 1, 2004 through the date of resignation, we did not have any disagreements with Barry I. Hechtman, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Barry I. Hechtman, P.A., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     On March 15, 2004, we filed a Form 8-K indicating that as of March 11, 2004 we had engaged the firm of Ahearn, Jasco + Company, P.A. as our new auditors. However, on March 16, 2004 Ahearn, Jasco + Company, P.A. indicated that it would not be able to accept the appointment as our new auditors. During the period from March 11, 2004 through March 16, 2004, Ahearn, Jasco + Company, P.A. did not accept us as a client, rendered no services to us and did not issue a report on our financial statements. During the period from March 11, 2004 through March 16, 2004, we did not have any disagreements with Ahearn, Jasco + Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ahearn, Jasco + Company, P.A., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     On April 6, 2004, we engaged the firm of Stonefield Josephson, Inc. as our new auditors. The decision to retain the services of Stonefield Josephson, Inc. was approved by our Board of Directors. Prior to engaging Stonefield Josephson, Inc., we had not consulted Stonefield Josephson, Inc. regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Stonefield Josephson, Inc. regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the calendar quarter ending December 31, 2003 no matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise.

ITEM 5. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT/ADOPTION OF CODE OF ETHICS

     Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

     To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

     On June 11, 2004 our Board of Directors adopted a Code of Ethics that is applicable to all of our officers, directors and employees.


ITEM 6.  REPORTS ON FORM 8-K

     We did not file any current reports during the fourth quarter of the fiscal year ended December 31, 2003.

                                    PART F/S



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders
SBS Interactive, Co.

We have audited the accompanying consolidated balance sheets of SBS Interactive, Co. and subsidiaries (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended and the cumulative period from January 1, 2002 to December 31, 2003. The cumulative period September 20, 1996 (inception) to December 31, 2001 was audited by other auditors whose report, dated February 21, 2002, is included in the financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBS Interactive, Co. and subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the years then ended and the cumulative period from January 1, 2002 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage, has incurred net losses since its inception and has experienced severe liquidity problems. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/   STONEFIELD JOSEPHSON, INC.

STONEFIELD JOSEPHSON, INC.
Certified Public Accountants
Santa Monica, California
June 11, 2004

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

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                            email: barrycpa@netzero.net



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
SBS Interactive, Co.
Concord Ontario

We have audited the financial statements of SBS Interactive Co. for the period from September 20, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows for the period ended September 20, 1996 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operated at a loss since inception and has an excess of current liabilities over current assets that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/   BARRY I. HECHTMAN, P.A..
BARRY I. HECHTMAN, P.A.
Certified Public Accountants
Miami, Florida
February 21, 2002



                                            SBS Interactive, Co.
                                     (A Development Stage Enterprise)
                                        Consolidated Balance Sheets


December 31                                                                         2003                2002
------------                                                                    ------------        ------------
                                                                                                     (Restated)
                                                   Assets
Current Asset:
   Cash and cash equivalents                                                    $    27,942         $     7,419

Property and equipment, net                                                           1,365               8,999
Deposits                                                                              1,411               1,086
                                                                                -----------         -----------

                                                                                $    30,718         $    17,504
                                                                                ===========         ===========

                                   Liabilities, and Stockholders' Deficit

Current Liabilities:
   Accounts payable                                                             $   133,405         $   195,570
   Accrued interest                                                                  28,235               2,218
   Accrued compensation to be settled in equity securities                          350,000                  --
   Notes payable, related party                                                      34,025                  --
   Notes payable, shareholders, net of unamortized discount                         451,130             154,508
                                                                                -----------         -----------
Total current liabilities                                                           996,795             352,296

   Notes payable, related parties                                                    68,071              63,310
                                                                                -----------         -----------
Total liabilities                                                                 1,064,866             415,606

Commitments and Contingencies                                                            --                  --

Stockholders' Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized;
  11,298,184 and 10,198,184 shares issued and outstanding                            11,299              10,198
Additional paid-in capital                                                        4,926,854           3,902,205
Deferred compensation                                                              (100,000)                 --
Other comprehensive loss - foreign currency translation                              (9,339)                 --
Deficit accumulated during the development stage                                 (5,862,962)         (4,310,505)
                                                                                -----------         -----------

Total stockholders' deficit                                                      (1,034,148)           (398,102)
                                                                                -----------         -----------
                                                                                $    30,718         $    17,504
                                                                                ===========         ===========


             See accompanying summary of accounting policies and notes to consolidated financial statements which form an integral part of the consolidated financial statements.



                                          SBS Interactive, Co.
                                    (A Development Stage Enterprise)
                                  Consolidated Statements of Operations


                                                                                                For the            From
                                                                               For the         year ended      Sep. 20, 1996
                                                                              year ended      December 31,      (inception)
                                                                             December 31,         2002         to December 31,
                                                                                 2003          (Restated)           2003
                                                                             ------------     ------------     ---------------

Development stage expenses:
     Selling, general and administrative                                    $   362,497       $   208,587        $   682,512
     Non-cash compensation, including $350,000 to related parties               810,000                --          4,785,000
                                                                            -----------       -----------        -----------

Total development stage expenses                                              1,172,497           208,587          5,467,512
                                                                            -----------       -----------        -----------

Loss from operations                                                         (1,172,497)         (208,587)        (5,467,512)

     Interest income                                                                 --                --              2,239
     Interest expense                                                           (26,339)           (2,222)           (28,560)
     Non-cash interest expense from amortization of debt discount              (353,621)          (15,508)          (369,129)
                                                                            -----------       -----------        -----------

Net loss                                                                    $(1,552,457)      $  (226,317)       $(5,862,962)
                                                                            ===========       ===========        ===========
Net loss per common share (basic and diluted)                               $      (.15)      $      (.03)
                                                                            ===========       ===========
Weighted average number of common shares outstanding                         10,481,975         7,567,755
                                                                            ===========       ===========



             See accompanying summary of accounting policies and notes to consolidated financial statements which form an integral part of the consolidated financial statements.




                                               SBS Interactive, Co.
                                        (A Development Stage Enterprise)
                             Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                           Deficit
                                                                             Other                       Accumulated
                                       Common Stock                       Comprehensive     Additional    During the
                                   --------------------      Deferred     Loss - foreign     Paid-in      Development   Total Equity
                                     Shares      Amount    Compensation     Currency         Capital         Stage        (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for
  cash (09/20/1996)                  500,000    $   500   $        -        $     -        $    9,500    $         -    $    10,000
Common stock issued for
  cash (10/01/1996 to                 17,200         17                                         5,143                         5,160
  12/31/1996)
Net loss during 1996                                                                                               -               -
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996         517,200        517            -              -            14,643              -         15,160
Net loss during 1997                                                                                         (15,160)       (15,160)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997         517,200        517            -              -            14,643        (15,160)             0
Net loss during 1998                                                                                         (17,087)       (17,087)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         517,200        517            -              -            14,643        (32,247)       (17,087)
Common stock issued for cash       6,000,000      6,000                                       294,000                       300,000
Net loss during 1999                                                                                         (54,829)       (54,829)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       6,517,200      6,517            -              -           308,643        (87,076)       228,084
Net loss during 2000                                                                                         (55,545)       (55,545)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       6,517,200      6,517            -              -           308,643       (142,621)       172,539
Common stock issued for
  services (11/30/2001)              500,000        500                                     3,874,500                     3,875,000
Net loss during 2001                                                                                      (3,941,567)    (3,941,567)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001       7,017,200      7,017            -              -         4,183,143     (4,084,188)       105,972
Common stock issued for
  business acquisition
  (10/29/2002)                     3,180,984      3,181                                      (313,938)                     (310,757)

Debt discount arising from
  beneficial conversion
  feature                                                                                      33,000                        33,000
Net loss during 2002                                                                                        (226,317)      (226,317)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2002, restated                  10,198,184     10,198            -              -         3,902,205     (4,310,505)      (398,102)
Common stock issued for
  services (07/01/2003)              100,000        101                                       346,399                       346,500
Debt discount arising
  from beneficial
  conversion feature                                                                          465,750                       465,750
Common stock issued for
  services (11/20/2003)            1,000,000     1,000                                        109,000                       110,000
Stock discount expense                                                                        103,500                       103,500
Deferred compensation                                       (100,000)                                                      (100,000)
Foreign currency
  translation                                                                (9,339)                                         (9,339)
Net loss during 2003                                                                                      (1,552,457)    (1,552,457)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003      11,298,184    $11,299   $(100,000)        $(9,339)       $4,926,854    $(5,862,962)   $(1,034,148)
====================================================================================================================================


             See accompanying summary of accounting policies and notes to consolidated financial statements which form an integral part of the consolidated financial statements.



                                          SBS Interactive, Co.
                                   (A Development Stage Enterprise)
                                Consolidated Statements of Cash Flows


                                                                                     For the            From
                                                                    For the         year ended      Sep. 20, 1996
                                                                   year ended      December 31,      (inception)
                                                                  December 31,         2002         to December 31,
                                                                      2003          (Restated)           2003
                                                                  ------------     ------------     ---------------
Operating activities:
   Net loss                                                      $(1,552,457)       $  (226,317)      $(5,862,962)

   Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                   8,816              1,038             9,854
       Translation adjustments                                         9,339                 --             9,339
       Non-cash interest, beneficial conversion feature              353,621             15,508           369,129
       Issuance of equity instruments for services                   810,000                 --         4,685,000
   Change in assets and liabilities:
         Deposits                                                       (324)             6,981              (319)
         Accrued interest                                             26,017              2,218            28,235
         Accounts payable                                            (35,842)            25,624            (1,493)
                                                                 -----------        -----------       -----------

Net cash used in operating activities                               (380,830)          (174,948)         (763,217)
                                                                 -----------        -----------       -----------
Investing activities:
   Cash from acquired subsidiaries                                        --              1,980             1,980
   Purchase of property and equipment                                 (1,183)              (388)           (1,571)
                                                                 -----------        -----------       -----------

Net cash provided by investing activities                             (1,183)             1,592               409
                                                                 -----------        -----------       -----------
Financing activities:
   Proceeds from issuance of common stock                                 --                 --           315,160
   Proceeds from issuance of debt to related parties                  38,786              1,054            39,840
   Proceeds from issuance of debt, shareholders                      363,750             72,000           435,750
                                                                 -----------        -----------       -----------

Net cash provided by financing activities                            402,536             73,054           790,750
                                                                 -----------        -----------       -----------

Net increase (decrease) in cash and cash equivalents                  20,523           (100,302)           27,942

Cash and equivalents, beginning of year                                7,419            107,721                 0
                                                                 -----------        -----------       -----------

Cash and equivalents, end of year                                $    27,942        $     7,419       $    27,942
                                                                 ===========        ===========       ===========



December 31,                                                         2003                2002
------------                                                     -----------        -----------
Supplemental Disclosure of:
Cash paid for interest                                           $       322        $     2,221
Cash paid for taxes                                              $         -        $         -

Non-cash investing and financing activities:
Issuance of stock for services                                   $   346,500        $         -
Non-cash interest, beneficial conversion feature                 $   243,111        $    33,000


             See accompanying summary of accounting policies and notes to consolidated financial statements which form an integral part of the consolidated financial statements.


                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies


NATURE OF OPERATIONS

SBS Interactive, Co. (the "Company") was incorporated on September 20, 1996 under the laws of the State of Florida as Cosmetics Consultants Corp. for the purpose of marketing sales and support services to retailers of cosmetic companies. In November of 1999, the Company changed its activities to acting as a consultant to internet related enterprises that were seeking capital. In July, 2002 the Company changed its activities to operate as a consumer electronics company focused on developing, marketing and licensing products that enabled the consumers to use their televisions as an interactive medium. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

On November 25, 1996, Cosmetics Consultants Corp. changed its name to Lomillo Consultants Corp. Further, on July 17, 1997, the Company amended and restated its articles of incorporation and changed its name to Inet Commerce Conduit Corp. Further, on July 30, 2002, the Company amended and restated its articles of incorporation and changed its name to SBS Interactive, Co.

SBS Interactive, Inc. ("SBS, Inc."), the Company's wholly owned subsidiary, was incorporated on August 3, 2000 under the laws of the State of Nevada. SBS, Inc.'s line of business is to design, develop and manufacture technology which captures a user's image and local background environment and composites that image side-by-side with a pre-recorded image. SBS, Inc. has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the SBS, Inc.

In May 2002, SBS, Inc. acquired High Plateau Holdings, Inc. ("High Plateau"), as a wholly owned subsidiary. High Plateau was incorporated on April 3, 1974 under the laws of Canada and had been operating as a development stage enterprise since its inception devoting substantially all its efforts to its ongoing development. High Plateau has had no significant transactions since inception other than the acquisition and development of its technology (United States Patent Number 6,072,933).


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts the Company and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three Equivalents months or less when purchased to be cash equivalents.


FAIR VALUE OF FINANCIAL

For certain of the Company's financial instruments, including cash and cash Instruments equivalents, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.


USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and maintenance and repairs, as incurred, are charged to operations. Property and equipment consists principally of office equipment. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 3 years.


LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30,"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Also, SFAS No. 144 broadens the

                             SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies


reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption did not have a material impact to the Company's financial position or results of operations.


ADVERTISING

The Company conducts advertising for the promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $118 in 2003 and $5,903 in 2002.


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


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal year 2003 presentation.


LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities (consisting of 11,615,000 shares assuming full conversion of debt to common shares at $0.05 per share) having an antidilutive effect on diluted loss per share are excluded from the calculation.


NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies


which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is generally effective for any variable interest entities created after January 31, 2003, with transition rules for those created prior to February 1, 2003. The Interpretation's adoption did not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have any impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of SFAS No. 150 did not have any impact on its consolidated financial position or results of operations.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


1.   GOING CONCERN

     The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $5,900,000 and, at December 31, 2003, has a working capital deficit of approximately $970,000. The Company presently has no established source of revenue. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. Management plans to raise additional capital through private equity financing by selling shares of the Company's common stock or through debt financing. Management believes that they will need approximately $1 million to provide the Company with the ability to continue in existence for the next twelve months. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements



2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                          Estimated
                                           Useful
     December 31,                           Life        2003       2002
     ------------                         ---------   -------    --------

     Office equipment                      3 years   $  11,219   $ 10,037
                                                     ---------   --------
                                                        11,219     10,037
     Less accumulated depreciation                       9,854      1,038
                                                     ---------   --------

                                                     $   1,365   $  8,999
                                                     =========   ========


3.   NOTES PAYABLE, SHAREHOLDERS

     Notes payable consist of the following:

     December 31,                                       2003       2002
                                                       ------    --------

     Note payable to unrelated party, due on         $100,000    $100,000
     demand, bearing interest at 5% per annum, unsecured.

     Note payable Karlgar Limited, was due            480,750      72,000
     January 30, 2004, secured by all assets
     of the company convertible immediately at
     the holder's discretion into 3,440,000
     shares of restricted common stock.
                                                     --------    ---------
                                                      580,750      172,000
     Unamortized debt discount                       (129,620)     (17,492)
                                                     --------    ---------
     Balance net of unamortized debt discount         451,130      154,508
     Less current portion                             451,130      154,508
                                                     --------    ---------
     Long-term                                       $      -    $       -
                                                     ========    =========


     In September, 2003 the notes payable Karlgar were consolidated into one note with a stated interest rate of 6% per annum and a due date of January 30, 2004. This note allows the company to borrow up to $480,750 in the aggregate, is secured by all assets of the company and, is convertible immediately at the holders discretion into shares of the Company's common stock equal to the lessor of $.05 per share or 60% of the average closing prices for the 5 trading days immediately prior to the applicable conversion date. In accordance with EITF 98-5 and 00-27, the notes

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


     contained a beneficial conversion feature, which was calculated at an estimated fair value of $465,750 and is being amortized over the live of the notes. In connection therewith, the Company recorded a charge to non-cash interest in the amount of $353,621 in 2003 and $15,508 in 2002. This note was extended through April 30, 2004 (see Note 12 - Subsequent Events).

     The Company renegotiated the note payable with Maple Leaf Holdings in the amount of $100,000 extending the due date from August 31, 2003 to due on demand. It continues to accrue interest at a rate of 5% per annum.


4.   NOTES PAYABLE RELATED PARTY

     Notes payable to related parties consist of the following:

     December 31,                                            2003          2002
     ------------                                          -------       -------

     Unsecured notes payable to shareholders
     bearing interest at 5% per annum,
     principal and interest due at maturity of            $ 68,071      $ 63,310
     October 29, 2007.

     Unsecured notes payable to shareholders
     bearing interest at 8% per annum,
     principal and interest due on demand.                  34,025             -
                                                          --------      --------
                                                           102,096        63,310

     Less current portion                                   34,025
                                                          --------      --------
                                                          $ 68,071      $ 63,310
                                                          --------      --------

     These notes were repaid March 17, 2004 through the issuance of 589,709 shares of the Company's common stock (See Note 16 - Subsequent Events).


5.   COMMON STOCK

     Shares Issued for Services
     --------------------------

     On November 20, 2003 the Company reached a non-exclusive consulting agreement in principle with Clearsite Ltd. for which the Company issued 1,000,000 shares of restricted, unregistered common stock in exchange for consulting services rendered and services to be rendered through February 17, 2005. The shares were valued at approximately $110,000 or $0.11 per share, which equals management's estimate of the fair value (based on the closing price of the Company's common stock on the date of issuance). The fair value of shares was expensed as a component of development stage expenses in the Statement of Operations for the year ended December 31, 2003.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


5.   COMMON STOCK

     Shares Issued for Services (Continued)
     --------------------------------------

     In July, 2003 the Company issued 100,000 shares (to a shareholder) of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at an estimated fair value of $4.95 per share (based on the closing price of the Company's common stock on the date of issuance). In connection therewith, the Company recorded a charge to operations in the amount of $495,000.


6.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, the Company had United States net operating losses (NOL) of approximately $1,075,000. The United States NOL expires during the years 2020 to 2023. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the United States NOL carryforward will be subject to limitation under certain provisions of the United States Internal Revenue Code.

     Realization of any portion of the approximate $365,000 of deferred tax assets at December 31, 2003 that arise from the NOL carryforwards is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% is as follows:

     Period ended December 31,                            2003           2002
     -------------------------                         ----------      ---------

     Tax benefit at the United States
       statutory rate                                  $ 550,000      $ 80,000
     Valuation allowance adjustment                     (550,000)      (80,000)
                                                       ---------      --------

     Income tax benefit                                $        -     $       -
                                                       ==========     =========

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


6.   INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities are as follows:


      December 31,                                      2003             2002
      ------------                                  -----------     ------------

      Deferred tax assets:
      Net operating loss carryforwards              $   366,000     $   216,000
      Compensation related to equity
        instruments issued for services               1,558,000       1,318,000
      Compensation related to equity
        instruments issued for debt                     170,000           5,000
      Valuation allowance for deferred
          tax assets                                 (2,094,000)     (1,539,000)
                                                    -----------     -----------

      Net deferred tax assets                       $         -     $         -
                                                    ===========     ===========


     Subsidiaries of the Company have net operating loss carryovers that are subject to limitation under certain provisions of the United States Internal Revenue Code. The NOLs total approximately $1,075,000 start to expire during the years 2021. The Company also has an NOL carryover in Canada that totals approximately $40,364 and expires during the years 2003 to 2009 at December 31, 2003.


7.   BUSINESS ACQUISITION

     On July 16, 2002, the Company, SBS, Inc. and SBS Acquisition, Inc., a Nevada corporation ("Acquisition") and a wholly owned subsidiary of the Company executed and entered into a "Merger Agreement". The Merger Agreement was closed on October 29, 2002 when the Company acquired 100 percent of the outstanding common shares of SBS Interactive, Inc. ("SBS, Inc.") and its subsidiary High Plateau Holdings, Inc. ("High Plateau"). At the time of the transaction, SBS, Inc. and subsidiary had been operating as a development stage company and its assets consisted of cash, property and equipment and a patent. The results of SBS, Inc and subsidiary operations have been included in the consolidated financial statements since that date. High Plateau's patent is crucial to SBS, Inc.'s intended product, technology which captures the user's image and local background environment and composites that image side-by-side with a pre-recorded image.

     The Merger Agreement provided that upon its "Effective Time":

     Acquisition was merged into the SBS, Inc. which is the surviving corporation in the merger.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements



     The 20,676,000 shares of the common stock of SBS, Inc. outstanding immediately prior to the Effective Time was cancelled and the holders of that stock became shareholders of the Company with each 6.5 old shares of SBS, Inc. stock becoming 1 share of the Company's common stock, or 3,180,984 shares of the Company's common stock (no fractional shares of the Company shares were issued and each shareholder of the Company entitled to a fractional share was issued a whole share).

     The business combination was designed to constitute a "non-taxable" transaction under U.S. and Canadian tax laws; however, the parties have not obtained any tax ruling or opinion on its tax status and the shareholders of the Company were advised and cautioned to seek their own tax advice and counsel on this issue;

     The common stock issued in the transaction was: (i) issued pursuant to exemptions for the registration requirements of the Securities Act of 1933 ("Securities Act") provided in Rule 506 of Regulation D and/or Regulation S adopted under the Securities Act; (ii) "restricted securities" as defined under the Securities Act; and (iii) subject to restrictions on their future transferability and/or sale.

     The Company did not account for this transaction as a business acquisition, in accordance with FASB 141 "Business Combination" because at the time of the acquisition, neither of the entities constituted a business in accordance with EITF 98-3 "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business". Also, the Company could not account for the transaction as recapitalization of SBS, Inc. because the shareholders of SBS, Inc. did not gain control of the merged company. However, the shareholders of SBS, Inc. did retain a significant interest in the transferred assets after the transaction, and therefore, the Company has accounted for the transaction in accordance with SEC SAB Topic 5-G "Transfers of Nonmonetary Assets by Promoters or Shareholders". The Company accounted for the issuance of its common stock at SBS, Inc.'s historical cost basis of ($310,757), determined under GAAP. The operations SBS, Inc. have been included in the financial statements from the acquisition date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


                                                     At Oct. 29, 2002
                                                     ----------------

      Cash                                              $   1,980
      Equipment                                             9,649
      Deposits                                              1,094
      Accounts payable                                   (161,224)
      Loan payable                                         (5,000)
      Note payable                                        (94,970)
      Notes payable shareholders                          (62,286)
                                                        ---------

      Net assets acquired                               $(310,757)
                                                        =========

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

     o Construction of pre-production units, documentation of the unit and initiating the process of obtaining necessary FCC approvals and licenses


8.   RELATED PARTY TRANSACTIONS CONSULTING SERVICES

     Fees totaling $24,000 and $22,474 have been paid in cash to officers and companies owned by shareholders during the years ended December 31, 2003 and 2002, respectively for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

     Lease rent expense for the periods ended December 31, 2003 and 2002 amounted to $14,336 and $4,781, respectively. At December 31, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


9.   MAJOR VENDORS AND CONCENTRATIONS

     Royalty Agreement
     -----------------

     On September 9, 1999 High Plateau entered into a Royalty and Development Agreement with Ultimatte Corporation ("Ultimatte") to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company was obligated to pay $130,000 to Ultimatte in development fees, of which the entire amount has been paid through December 31, 2003.

     This relationship is now governed by the Amended and Restated Design and Development Agreement that the Company entered into with Ultimatte Corporation on June 15, 2003. Pursuant to this agreement, the Company agreed to pay Ultimatte Corporation a development fee of $300,000 for the development and fabrication of five keyer units. The contract calls for the Company to manufacture the keyer units after the Company has received test units and FCC approval is received for which the Company has not received approval yet. The Company also agreed to pay certain royalties to Ultimatte Corporation upon UL or CSA approval and CE marking. The royalty equals 7% of the gross revenue the Company recognize from the rental, lease, license or sale of the units manufactured for the Company by Ultimatte Corporation and the content used with the units plus 40% of the gross revenue the Company recognize related to licensing to a third party the right to manufacture and sell or use or rent the units. The Company must pay a minimum royalty of $100,000 during the first quarter following the UL or CSA approval and CE marking, $150,000 during the second quarter, $250,000 during the third quarter, $250,000 during the fourth quarter and the greater of $312,500 or 50% of the projected amount of royalties due during the fifth quarter and each quarter thereafter. Royalties must be paid within 30 days following the end of each quarter. If the Company fails to pay the royalties as required, Ultimatte Corporation will have the right to use the Side-by-Side(TM) technology for any purpose.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                 Notes to the Consolidated Financial Statements


10.  COMMITMENT AND CONTINGENCIES

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

     Rent expense for the periods ended December 31, 2003 and 2002 amounted to $14,336 and $4,781. At December 31, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.


11.  RESTATEMENT

     The Company has restated its 2002 financial statements to change the accounting for the acquisition of SBS, Inc. on October 29, 2002, which was accounted for under FASB 141. The Company has now accounted for the acquisition in accordance with SEC Topic 5-G; therefore, a change to the valuation of the 3,180,984 shares, issued for the acquisition of SBS, Inc., from the value of the shares issued to the historical cost basis of SBS, Inc.'s assets and liabilities under US GAAP.

     The effects of the restatement are as follows:

                                        As previously filed        As  Restated
     Total Assets                            $2,690,338              $ 17,504
     Stockholders Equity/(Deficit)           $2,257,240             $(398,102)
     Net Loss                                $8,219,930              $226,317


12.  SUBSEQUENT EVENTS

     Registration of additional shares to be issued
     ----------------------------------------------

     On January 29, 2004 the Company registered with the SEC 8,000,000 shares to be issued. 7,000,000 shares are reserved for an Equity Incentive Plan adopted January 26, 2004 which provides the Company to issue stock options and bonuses to qualified participants. 1,000,000 shares were issued to Clearsite Ltd. Pursuant to a consulting agreement reached on November 20, 2003.

     Stock issued for services
     -------------------------

     On February 9, 2004 the company issued 3,500,000 shares having a fair market value of $.10 per share to two shareholders for past services performed. An expense of $350,000 is reflected in non-cash compensation on the December 31, 2003 statement of operations.

     Notes Payable
     -------------

     On January 6, 2004 the Company reached an agreement with Karlgar, Limited extending the Note payable through April 30, 2004 and granting the Company the right to draw an additional $400,000 in principal up to an accumulated aggregate balance of $841,750. The note bears interest at a rate of 6% per annum and was convertible at a rate of the lesser of 60% of the average of 5 closing prices for the 5 trading days immediately prior to the conversion date or $0.04 per share. On March 17, 2004 the Company issued shares and warrants to an assignee of Karlgar as payment for $841,750 plus accrued interest previously loaned to the Company. The company issued 3,741,111 shares of the Company's' Common Stock and warrants to acquire up to 4,741,111 shares of common stock at the following exercise prices: the first 3,741,111 shares at $1.00 per share and an additional 1,000,000 shares at $0.85 per share. The warrants expire March 18, 2007.

     On March 19, 2004 the Company issued shares and warrants to Todd Gotlieb (a shareholder) as payment for $68,030 CDN previously loaned to the Company. The company issued 264,923 shares of the Company's' Common Stock and warrants to acquire up to 318,034 shares of common stock at the following exercise prices: the first 264,923 shares at $1.00 per share and an additional 53,111 shares at $0.85 per share. The warrants expire March 18, 2007.

     On March 17, 2004 the Company issued shares and warrants to Challure Holdings (a shareholder) as payment for $82,000 CDN previously loaned to the Company. The company issued 324,786 shares of the Company's' Common Stock and warrants to acquire up to 389,898 shares of common stock at the following exercise prices: the first 324,786 shares at $1.00 per share and an additional 65,112 shares at $0.85 per share. The warrants expire March 18, 2007.

                                    PART III

Index to Exhibits

Exhibit
   No.            Description of Exhibit
-------           ----------------------

2.1       Articles of Incorporation, as amended. (1)
2.2       Bylaws of SBS Interactive, Co. (1)
6.1       SBS Interactive, Co. 2004 Equity Incentive Plan (2)
6.2 Amended and Restated Design and Development Agreement dated June 16, 2003 between Ultimatte Corporation and SBS Interactive, Co. (3)
6.3 Mutual Confidentiality and Non-Disclosure Agreement dated June 19, 2003 between Ultimatte Corporation and SBS Interactive, Co. (3)
6.4 Convertible Secured Debenture dated October 30, 2002 issued to Karlgar Limited (3)
6.5 Convertible Secured Debenture dated March 14, 2003 issued to Karlgar Limited (3)
6.6       Secured Promissory Note dated July 23, 2003 in favor of Karlgar
          Limited (3)
6.7 6% Convertible Secured Debenture issued September 10, 2003 to Karlgar Limited (3)
6.8 Amendment No. 1 to 6% Convertible Secured Debenture issued September 10, 2003 to Karlgar Limited (3)
6.9 First Amended and Restated 6% Convertible Secured Debenture dated January 6, 2004 issued to Karlgar Limited (3)
6.10 Assignment and Agreement to Convert Debt dated March 17, 2004 between Karlgar Limited, Arthur Cohn and SBS Interactive, Co. (3)
6.11 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Todd Gotlieb (3)
6.12 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Challure Holdings (3)
6.13 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Barry Alter (3)
6.14      Warrant issued March 19, 2004 issued to Arthur Cohn (3)
6.15      Warrant issued March 19, 2004 issued to Todd Gotlieb (3)
6.16      Warrant issued March 19, 2004 issued to Challure Holdings (3)
6.17      Warrant issued March 19, 2004 issued to Barry Alter (3)
6.18      Promissory Note in the amount of $45,000 in favor of Arthur Cohn (3)
6.19 Non-Exclusive Consulting Agreement dated November 20, 2003 between Clearsite Ltd. and SBS Interactive, Co. (5)
8.1 Articles and Plan of Merger of SBS Acquisition, Inc. with and into SBS Interactive, Inc. (4)
10.       Consent of Stonefield, Josephson Inc. (3)
14.       Code of Ethics (3)
16.1      Letter on Change in Certifying Accountant (Barry I Hechtman, P.A.) (6)
16.2      Letter on Change in Certifying Accountant (Ahern, Jasco + Company,
          P.A.) (7)

31.       Certification pursuant to Rule 13a-14(a) and 15d-14(a) (3)
32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)


(1) Incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 3, 1999, as amended.

(2) Incorporated by reference from the Registrant's S-8 Registration Statement filed with the Securities and Exchange Commission on February 13, 2004.

(3)  Filed herewith.

(4) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002.

(5) Incorporated by reference from the Registrant's S-8 Registration Statement filed with the Securities and Exchange Commission on February 18, 2004.

(6) Incorporated by reference from the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2004.

(7) Incorporated by reference from the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 19, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June 2004.

                                    SBS INTERACTIVE, CO.



                                    By: /s/Todd Gotlieb
                                       -----------------------------------------
                                       Todd Gotlieb,
                                       President and Principal Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                               Title                        Date
    ---------                               -----                       ----


/s/Todd Gotlieb                     President, Principal           June 14, 2004
---------------------------         Financial Officer
Todd Gotlieb                         and Director



/s/Sam Ash                          Secretary and Director         June 14, 2004
---------------------------
Sam Ash