Form 10QSB
period 2004-03-31
SBS INTERACTIVE CO
filed 2004-06-17
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-28363


                              SBS Interactive, Co.
             (Exact name of registrant as specified in its charter)


                   Florida                                   65-0705830
        (State or other jurisdiction of                  (I.R.S. Employer
        Incorporation or organization)                  Identification No.)


                          4211 Yonge Street, Suite 235
                            Toronto, Ontario M2P 2A9
                                     Canada
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (416) 223-9293
               (Registrant's telephone number including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURNG THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 20,079,557 shares of common stock, no par value, issued and outstanding as of June 11, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [x] No [_]

                              SBS Interactive, Co.

                                      INDEX

                                                                                       PAGE
PART I                                                                                NUMBER

Item 1 - Financial Information
         Consolidated Balance Sheets for the period ended March 31, 2004                F-1

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2004 and 2003 and from inception                                     F-2

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2004 and 2003 and from inception                                     F-3

         Consolidated Statements of Stockholders' Deficit for the Three Months
                  Ended March 31, 2004                                                  F-4

         Notes to Financial Statements                                               F-5 - F-11

Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      1

Item 3. - Disclosure Controls and Procedures                                             5

PART II

Item 1 - Legal Proceedings                                                               6

Item 2 - Changes in Securities                                                           6

Item 3 - Defaults Upon Senior Securities                                                 6

Item 4 - Submission of Matters to a Vote of Security Holders                             7

Item 5 - Other Information                                                               7

Item 6 - Exhibits and Reports on Form 8-K                                                7

Signature Page                                                                           8

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED BALANCE SHEET - UNAUDITED

---------------------------------------------------------------------------------
March 31                                                                    2004
---------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSET:
   Cash and cash equivalents                                        $     88,900

Property and equipment, net                                                5,329
Deposits                                                                   1,619
---------------------------------------------------------------------------------

                                                                    $     95,848
---------------------------------------------------------------------------------

                         LIABILITIES, AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $    142,713
   Accrued interest                                                       12,836
   Notes payable                                                         100,000
---------------------------------------------------------------------------------

Total current liabilities                                                255,549

COMMITMENTS AND CONTINGENCIES                                                 --

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 50,000,000 shares authorized;
20,109,004 shares issued and outstanding                                  20,110
Additional paid-in capital                                            13,333,891
Deferred compensation                                                    (67,000
Other comprehensive loss - foreign currency translation                  (35,483
Deficit accumulated during the development stage                     (13,411,219 )
---------------------------------------------------------------------------------

Total stockholders' deficit                                             (159,701
---------------------------------------------------------------------------------

                                                                    $     95,848
---------------------------------------------------------------------------------

              See accompanying summary of accounting policies and
             notes to condensed consolidated financial statements.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                  For the             For the               From
                                                                             three months        three months      Sep. 20, 1996
                                                                                    ended               ended        (inception)
                                                                                  Mar. 31            Mar. 31,        to Mar. 31,
                                                                                     2004               2003                2004
                                                                                                   (restated)
-----------------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative                                 $        344,003    $         24,389   $      1,026,515
     Non-cash compensation, including $58,000 to related parties                  469,000                   -          5,254,000
     Debt extinguishment costs to related parties                               6,186,373                   -          6,186,373
-----------------------------------------------------------------------------------------------------------------------------------

Total development stage expenses                                                6,999,376              24,389         12,466,888
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (6,999,376)            (24,389)       (12,466,888)


     Interest income                                                                    -                   -              2,239
     Interest expense                                                              (9,260)             (2,042)           (37,820)
     Non-cash interest expense from amortization of debt discount                (539,621)            (20,861)          (908,750)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                 $     (7,548,257)   $        (47,292)  $    (13,411,219)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss per common share (basic and diluted)                            $          (0.52)   $          (0.01)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                           14,407,313          10,198,184
-----------------------------------------------------------------------------------------------------------------------------------

              See accompanying summary of accounting policies and
             notes to condensed consolidated financial statements.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                 For the            For the               From
                                                                            three months       three months           Sep. 20,
                                                                                   ended              ended               1996
                                                                                Mar. 31,           Mar. 31,        (inception)
                                                                                    2004               2003        to Mar. 31,
                                                                                                 (restated)               2004
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                              $    (7,548,257)   $       (47,292)   $   (13,411,219)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                               5,468              2,733             15,322
       Non-cash interest, beneficial conversion feature                          539,621             20,860            908,750
       Issuance of equity instruments for extinguishment of debt               6,186,373                  -          6,186,373
       Issuance of equity instruments for services                               469,000                  -          5,154,000
   Change in assets and liabilities:
         Deposits                                                                   (208)               (81)              (527)
         Accrued interest                                                         25,228              2,113             53,465
         Accounts payable                                                          9,309             (6,805)             6,631
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (313,466)           (28,472)        (1,087,205)
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

   Cash from acquired subsidiaries                                                     -                  -              1,980
   Purchase of property and equipment                                             (9,430)            (1,183)            (9,818)
---------------------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                            (9,430)            (1,183)            (7,838)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                              -                  -            315,160
   Proceeds from issuance of debt to related parties                                   -             30,000             39,840
   Proceeds from issuance of debt, shareholders                                  410,000              4,761            845,750
---------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        410,000             34,761          1,200,750
---------------------------------------------------------------------------------------------------------------------------------

TRANSLATION ADJUSTMENTS                                                          (26,146)           (11,220)           (16,807)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              60,958             (6,114)            88,900

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                         27,942              7,419                  0
---------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF PERIOD                                      $        88,900    $         1,305    $        88,900
---------------------------------------------------------------------------------------------------------------------------------

MARCH 31,                                                                            2004               2003
----------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                    $           322    $         2,041
Cash paid for taxes                                                       $             -    $             -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of stock for services                                            $       469,000    $             -
Issuance of stock for accrued compensation                                $       350,000    $             -
Conversion of debt to equity                                              $     1,033,475    $             -
Non-cash interest, beneficial conversion feature                          $       410,000    $        48,000

              See accompanying summary of accounting policies and
             notes to condensed consolidated financial statements.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED


                                                                                                     Other
                                                             Common Stock                        Comprehensive
                                                         ---------------------       Deferred   Loss - foreign
                                                            Shares      Amount   Compensation      Currency
     -----------------------------------------------------------------------------------------------------------
     Common stock issued for cash (09/20/1996)             500,000 $       500  $         -      $       -
     Common stock issued for cash (10/01/1996 to            17,200          17
        12/31/1996)
     Net loss during 1996
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996                          517,200         517            -              -
     Net loss during 1997
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997                          517,200         517            -              -
     Net loss during 1998
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998                          517,200         517            -              -
     Common stock issued for cash                        6,000,000       6,000
     Net loss during 1999
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999                        6,517,200       6,517            -              -
     Net loss during 2000
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 2000                        6,517,200       6,517            -              -
     Common stock issued for services (11/30/2001)         500,000         500
     Net loss during 2001
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 2001                        7,017,200       7,017            -              -
     Common stock issued for business acquisition        3,180,984       3,181
        (10/29/2002)
     Debt discount arising from beneficial
        conversion feature
     Net loss during 2002
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 2002, restated             10,198,184      10,198            -              -
     Common stock issued for services (07/01/2003)         100,000         101
     Debt discount arising from beneficial
        conversion feature
     Common stock issued for services (11/20/2003)       1,000,000       1,000
     Stock discount expense
     Deferred compensation                                                        (100,000)
     Foreign currency translation                                                                   (9,339)
     Net loss during 2003
     -----------------------------------------------------------------------------------------------------------
     Balance at December 31, 2003                       11,298,184 $    11,299    (100,000)    $    (9,339)
     Debt discount arising from beneficial
        conversion feature
     Common stock issued for services (2/4/2004 and
         2/19/04)                                          500,000         500
     Common stock issued for services (02/09/2004)         250,000         250
     Common stock issued to settle accrued               3,500,000       3,500
        compensation
     Common stock issued for services (03/29/2004)         230,000         230
     Warrants issued for services (02/09/2004)
     Warrants issued to retire outstanding debt
        (03/17/2004)
     Common stock issued to retire debt (03/17/2004)     3,741,111       3,741
     Common stock issued to retire debt (02/06/2004)       589,709         590
     Deferred compensation                                                           33,000
     Foreign currency translation                                                                  (26,144)
     Net loss during period ended March 31, 2004
     ------------------------------------------------------------------------------------------------------------
     Balance at March 31, 2004 (unaudited)              20,109,004  $   20,110  $  (67,000)   $    (35,483)
     ------------------------------------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                                             Additional    During the
                                                              Paid in     Development            Total Equity
                                                              Capital        Stage                 (Deficit)
     ------------------------------------------------------------------------------------------------------------
     Common stock issued for cash (09/20/1996)          $        9,500  $                -    $        10,000
     Common stock issued for cash (10/01/1996 to                 5,143                                  5,160
        12/31/1996)
     Net loss during 1996                                                          (15,160)           (15,160)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1996                               14,643                                 15,160
     Net loss during 1997                                                          (15,160)           (15,160)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1997                               14,643             (15,160)                 0
     Net loss during 1998                                                          (17,087)           (17,087)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1998                               14,643             (32,247)           (17,087)
     Common stock issued for cash                              294,000                                300,000
     Net loss during 1999                                                          (54,829)           (54,829)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 1999                              308,643             (87,076)           228,084
     Net loss during 2000                                                          (55,545)           (55,545)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 2000                              308,643            (142,621)           172,539
     Common stock issued for services (11/30/2001)           3,874,500                              3,875,000
     Net loss during 2001                                                       (3,941,567)        (3,941,567)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 2001                            4,183,143          (4,084,188)           105,972
     Common stock issued for business acquisition             (313,938)                              (310,757)
        (10/29/2002)
     Debt discount arising from beneficial                      33,000                                 33,000
        conversion feature
     Net loss during 2002                                                         (226,317)          (226,317)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 2002, restated                  3,902,205          (4,310,505)          (398,102)
     Common stock issued for services (07/01/2003)             346,399                                346,500
     Debt discount arising from beneficial                     465,750                                465,750
        conversion feature
     Common stock issued for services (11/20/2003)             109,000                                110,000
     Stock discount expense                                    103,500                                103,500
     Deferred compensation                                                                           (100,000)
     Foreign currency translation                                                                      (9,339)
     Net loss during 2003                                                       (1,552,457)        (1,552,457)
     ------------------------------------------------------------------------------------------------------------
     Balance at December 31, 2003                         $  4,926,854 $        (5,862,962)   $    (1,034,148)
     Debt discount arising from beneficial                     410,000                                410,000
        conversion feature
     Common stock issued for services (2/4/2004 and
         2/19/04)                                              109,500                                110,000
     Common stock issued for services (02/09/2004)              24,750                                 25,000
     Common stock issued to settle accrued                     346,500                                350,000
        compensation
     Common stock issued for services (03/29/2004)             252,770                                253,000
     Warrants issued for services (02/09/2004)                  48,000                                 48,000
     Warrants issued to retire outstanding debt              6,186,373                              6,186,373
        (03/17/2004)
     Common stock issued to retire debt (03/17/2004)           904,331                                908,072
     Common stock issued to retire debt (02/06/2004)           124,813                                125,403
     Deferred compensation                                                                             33,000
     Foreign currency translation                                                                     (26,144)
     Net loss during period ended March 31, 2004                                (7,548,257)        (7,548,257)
     ------------------------------------------------------------------------------------------------------------
     Balance at March 31, 2004 (unaudited)                $ 13,333,891  $      (13,411,219)   $      (159,071)
     ------------------------------------------------------------------------------------------------------------

              See accompanying summary of accounting policies and
             notes to condensed consolidated financial statements.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF
PRESENTATION               The accompanying unaudited condensed financial
                           statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in the SBS
                           Interactive, Co. and subsidiaries (the "Company")
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 2003.

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

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS


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

                           In May, 2002, SBS Inc. acquired High Plateau
                           Holdings, Inc. ("High Plateau"), as a wholly owned subsidiary. High Plateau was incorporated on April 3, 1974 under the laws of Canada and had been operating as a development stage enterprise since its inception devoting substantially all its efforts to its ongoing development. High Plateau has had no significant transactions since inception other than the acquisition and development of its technology (United States Patent Number 6,072,933).

PRINCIPLES OF
CONSOLIDATION              The consolidated financial statements include the
                           accounts the Company and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau
                           Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS          Certain prior year amounts have been reclassified to
                           conform to the 2004 presentation.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS

1.    GOING CONCERN        The accompanying financial statements were prepared
                           assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $13.3 million and, at March 31, 2004, has a working capital deficit of approximately
                           $160,000. The Company presently has no established source of revenue. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS

2. NOTE PAYABLE            Notes payable consist of the following:

                           ---------------------------------------------------------------
                           March 31,                                               2004
                           ---------------------------------------------------------------
                           Note payable to unrelated party, due on      $       100,000
                           demand, bearing interest at 5% per annum,
                           unsecured.
                                                                                100,000
                           ---------------------------------------------------------------
                           Less current portion                                 100,000
                           ---------------------------------------------------------------
                           Long-term                                    $             -
                           ---------------------------------------------------------------

                           In January, 2004 the notes payable Karlgar were extended with a stated interest rate of 6% per annum and a due date of April 30, 2004. This note allowed the company to borrow up to $890,750 in the aggregate, is secured by all assets of the company and, is convertible immediately at the holders discretion into shares of the Company's common stock equal to the lessor of $.04 per share or 60% of the average closing prices for the 5 trading days immediately prior to the applicable conversion date. In accordance with EITF 98-5 and 00-27, the notes contained a beneficial conversion feature, which was calculated at an estimated fair value of $410,000 (limited to the face amount of the new debt acquired) and is being amortized over the live of the notes. The company issued 3,741,111 shares of the Company's' Common Stock upon conversion of these debts at $0.22 per share on March 17, 2004.

                           In connection with these financings, the Company recorded an aggregate charge to non-cash interest, including amortization of debt discount, in the amount of $539,620 and $16,679 (restated) for the three months ended March 31, 2004 and 2003.

                           The Company renegotiated the note payable with Maple Leaf Holdings in the amount of $100,000 extending the due date from August 31, 2003 to due on demand. It continues to accrue interest at a rate of 5% per annum.

3.    COMMON STOCK         SHARES ISSUED FOR DEBT

                           On March 17, 2004, Karlgar exercised its conversion rights under the promissory note, for which the Company provided an inducement of a warrant to purchase 4,741,111 shares of the Company's common stock, as payment for principal and accrued interest totaling $908,072 previously loaned, including accrued interest, to the Company. The company issued 3,741,111 shares of the Company's' Common Stock and the warrant to acquire up to 4,741,111 shares of common stock at the following exercise prices: the first 3,741,111 shares at $1.00 per share and an additional 1,000,000 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $5,396,202 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the three months ended March 31, 2004, $5,396,202 was charged to expense as a debt extinguishment charge.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS


                           On March 19, 2004 the Company issued shares and warrants to Todd Gotlieb (a shareholder) as payment for principal and accrued interest totaling $57,711 previously loaned to the Company and as an inducement to convert debt to equity. The company issued 264,923 shares of the Company's' Common Stock and warrants to acquire up to 318,034 shares of common stock at the following exercise prices: the first 264,923 shares at $1.00 per share and an additional 53,111 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $346,407 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the three months ended March 31, 2004, $346,407 was charged to expense as a debt extinguishment charge.

                           On March 17, 2004 the Company issued shares and warrants to Challure Holdings (a shareholder) as payment for principal and accrued interest totaling $67,692 previously loaned to the Company and as an inducement to convert debt to equity. The company issued 324,786 shares of the Company's' Common Stock and warrants to acquire up to 389,898 shares of common stock at the following exercise prices: the first 324,786 shares at $1.00 per share and an additional 65,112 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. During the three months ended March 31, 2004, $346,407 was charged to expense as a debt restructuring charge.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS


                           The Company recorded the issuance of these warrants valued at $443,684 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%.


                           STOCK ISSUED FOR SERVICES

                           On February 9, 2004 the company issued 3,500,000 common shares having a fair market value of $.10 per share to two shareholders for past services performed. An expense of $350,000 was reflected in non-cash compensation on the December 31, 2003 statement of operations. During the three months ended March 31, 2004, these shares were issued to settle the unpaid accrued compensation.

                           On February 4, 2004 the company approved the issuance of 450,000 common shares having a fair market value of $0.08 per share to its legal counsel for services performed. An expense of $36,000 was recognized during the three months ended March 31, 2004 on the statement of operations.

                           On February 9, 2004 the company approved the issuance of 250,000 common shares having a fair market value of $0.09 per share to an employee for services performed. An expense of $25,000 was recognized during the three months ended March 31, 2004 on the statement of operations.

                           On February 19, 2004 the company approved the issuance of 50,000 common shares having a fair market value of $1.50 per share to its legal counsel for services performed. An expense of $74,000 was recognized during the three months ended March 31, 2004 on the statement of operations.

                           On March 29, 2004 the company approved the issuance of 230,000 common shares having a fair market value of $1.10 per share to a consultant for services performed. An expense of $253,000 was recognized during the three months ended March 31, 2004 on the statement of operations.

                           The following table summarizes information about fixed stock options outstanding at March 31, 2004:

               ----------------------------------------------------------------------------------
                                             Options Outstanding            Options Exercisable
                                    --------------------------------------  ---------------------
                                                     Weighted               Number
                                          Number      Average   Weighted    Exercise-abWeighted
                                     Outstanding    Remaining   Average     at March   Average
                  Range of              at March  Contractual   Exercise     31, 2004  Exercise
                  Exercise Prices       31, 2004         Life       Price                 Price
               -----------------------------------------------------------  ---------------------
                $ 1.00                 4,830,820          2.9        1.00   4,830,820      1.00
                  0.85                 1,118,223          2.9        0.85   1,118,223      0.85
               ----------------------------------------------------------------------------------

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS


4.    RELATED PARTY
      TRANSACTIONS         CONSULTING SERVICES

                           Fees totaling $10,000 and $1,568 have been paid to officers and companies owned by shareholders during the periods ended March 31, 2004 and 2003 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

                           LEASE COMMITMENTS

                           Lease rent expense for the periods ended March 31, 2004 and 2003 amounted to $4,103 and $2,235. At
                           December 31, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.

5.    SUBSEQUENT EVENTS    On May 7, 2004 a major stockholder, loaned the
                           Company $45,000. On June 8, 2004 the stockholder loaned the Company an additional $55,000. The Company is currently negotiating an agreement with the stockholder to allow him to convert the principal amount of the loans and any accrued interest into shares of our common stock at a conversion rate of $0.50 per share. If this stockholder converts any of the principal amount or accrued interest into common stock, the major stockholder will also receive a warrant to purchase two shares of our common stock for each share of common stock he receives as a result of the conversion. The exercise price for the warrant shares will be $1.00 and $1.25, respectively.


6.    RESTATEMENT

                           The Company has restated its 2003 financial statements to change the account for the acquisition of SBS, Inc. on October 29, 2002, which was accounted for under FASB 141. The Company has accounted for the acquisition in accordance with SEC Topic 5-G; therefore, a change to the valuation of the 3,180,984 shares, issued for the acquisition of SBS, Inc., from the value of the shares issued to the historical cost basis of SBS, Inc.'s assets and liabilities under GAAP. A change to the recognition of a beneficial conversion feature was also recorded in accordance with EITF 98-5 and 00-27, and is being amortized over the live of the notes rather than being recognized in full at inception

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS


                           The effects of the restatements for the three months ended March 31, 2003 are as follows:


                                       AS PREVIOUSLY FILED          AS RESTATED
                                       -------------------          -----------
         Total Assets                         $ 2,633,191           $     9,921
         Stockholders Equity/(Deficit)        $ 2,170,026           $  (412,394)
         Net loss                             $   (96,213)          $   (47,292)
         Net loss per share                   $     (0.01)          $     (0.01)

PART 1 - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 of this report, as well as the following:

      o our lack of capital and whether or not we will be able to raise capital when we need it,

      o     whether or not we are able to successfully develop our product,

      o     whether or not we are able to successfully market our product;

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

      Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, you attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

PLAN OF OPERATION

      We are a development stage company located in Toronto, Ontario, Canada. We have developed a unique interactive video technology product that uses "reverse blue screen" technology. Used primarily in the making of movies and television programming, blue screen technology allows actors to perform in front of a blue background screen, upon which background images are superimposed at a later time by a chromakey processor. Our product uses patented reverse blue screen technology to playback, on the user's television screen, pre-recorded programming into which the user's environment, as photographed by the digital camera in the set-top box, is combined. In other words, the user and his surroundings will appear with the pre-recorded programming along with the actors. The set-top box is easily connected between the user's DVD player and the TV monitor.

      We believe that our technology can be used not only for entertainment purposes, but also as a teaching and training tool. For exercising or athletics for example, the user can watch himself or herself stand next to the instructor and follow the instructor's lead. This allows the user to compare his or her activity to the instructor's and to immediately correct or modify the activity, if necessary. Other potential uses by consumers for our interactive video technology includes children's programs, video karaoke, performance training and enhancement (including musical instrument training, acting workshops, singing and dancing training), theme parties and adult entertainment. In the business and institutional markets the potential uses for the product include product and procedural training and testing, military and security training, language education, training and educating the learning disabled, and public speaking training.

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

      We are currently offering to accredited investors only units comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price is $0.50 and the warrant exercise prices are $1.00 and $1.25, respectively. We hope to raise a minimum of $500,000 and a maximum of $2,500,000. The proceeds of the offering will be used primarily for operating expenses relating to the launch of our product. If we are able to raise the entire $2,500,000 we may not be required to raise additional funds for the remainder of the fiscal year, although changes to our operational needs could require us to revise this projection. If we raise substantially less than $2,500,000, we will likely be required to borrow funds or sell additional securities to fund our operations for 12 months. We cannot guarantee that we will raise the entire $2,500,000 or that we will be able to, if necessary, find lenders or investors to fund our operations. In that case, we may be required to severely curtail, or even cease, our operations.

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

      On February 10, 2004, Barry I. Hechtman, P.A., our former auditor, resigned from that position and on April 6, 2004, we engaged the firm of Stonefield Josephson, Inc. as our new auditors. In conducting its review of our financial statements, Stonefield Josephson, Inc. determined that our acquisition of Interactive should have been accounted for in accordance with SEC Topic 5-G rather than under FASB 141, since neither we nor Interactive constituted a business in accordance with EITF 98-3. This resulted in a change to the valuation of the shares issued for the acquisition of Interactive. The value of the shares was reduced to reflect the value of Interactive's assets and liabilities on the date of the transaction, which was a net liability assumed of $310,757.

      We have restated our 2003 financial statements to change the accounting for the acquisition of Interactive, which required us to change the valuation of the 3,180,984 shares issued for the acquisition to the historical cost basis of Interactive's assets and liabilities under GAAP. A change to the recognition of a beneficial conversion feature was also recorded in accordance with EITF 98-5 and 00-27, and is being amortized over the lives of the notes rather than being recognized in full at inception

      The effects of the restatements for the three months ended March 31, 2003 are as follows:

                                            AS PREVIOUSLY FILED      AS RESTATED
                                            -------------------      -----------

Total Assets                                      $2,633,191         $    9,921
Stockholders Equity/(Deficit)                     $2,170,026         $ (412,394)
Net Income (Loss)                                 $  (96,213)        $  (47,292)
Net Income (Loss) Per Share                       $    (0.01)        $    (0.01)


      Our development stage expenses for the three month period ended March 31, 2004 were $6,999,376 as compared to $24,389 in development stage expenses for the three month period ended March 31, 2003, an increase of $6,974,987. Our development stage expenses for the three month period ended March 31, 2003 consisted solely of selling, general and administrative expenses incurred during the early stage of the implementation of our business plan. The increase in development stage expenses was related to an increase of $344,003 in selling, general and administrative expenses resulting from the ramp-up of our business, the payment of non-cash (stock) compensation valued at $469,000 to various individuals for services rendered to us, and costs of $6,186,373 related to the inducement of converting approximately $1,033,475 of debt to securities. We have adopted two employee benefit plans that will permit us to pay employees, officers, directors, consultants and agents with our common stock or options to purchase common stock, so long as the services these individuals render to us do not relate to capital raising transactions. We intend to continue to pay compensation and debt with our securities whenever possible, in order to conserve our cash for operations.

      Our loss from operations for the three month period ended March 31, 2004 was $6,999,376 as compared to loss from operations of $24,389 for the same period in the fiscal year ended March 31, 2003. As a result of the payment of debt with securities, we incurred non-cash interest expense for the three month period ended March 31, 2004 of $539,621 from the amortization of debt discount, as compared to non-cash interest expense in the amount of $20,861 for the same period in the fiscal year ended March 31, 2003. Interest expense for the three month period ended March 31, 2004 was $9,260 as compared to interest expense of $2,042 for the three month period ended March 31, 2003. The increase in interest expense was incurred due to an increase in borrowing which was necessary to continue our operations.

      Because of the increase in expenses related to implementation of our business plan, including the expenses we incurred by paying compensation and loans with our securities, our net loss for the three month period ended March 31, 2004 was $7,548,257 as compared to a net loss of $47,292 for the three month period ended March 31, 2003.

      Net cash used in operating activities for the three month period ended March 31, 2004 was $(313,466) as compared to $(28,472) in net cash used in operating activities for the three month period ended March 31, 2003. Securities issued for compensation and as inducements to convert loans, including interest, accounted for $7,194,994, while depreciation and amortization of $5,468, accrued interest of $25,228 and accounts payable of $9,308 accounted for the remaining primary uses of cash.

      We used $9,430 to purchase property and equipment during the three month period ended March 31, 2004, as compared to $1,183 used to purchase property and equipment during the three month period ended March 31, 2003. This increase in investment in property and equipment related to the ramp-up of our business.

      During the three month period ended March 31, 2004, $410,000 was provided to us from shareholder loans, as compared to $4,761 provided to us by shareholder loans during the three month period ended March 31, 2003. During the three month period ended March 31, 2003, we also received $30,000 in loans from our officers.

      We had $88,900 in cash and cash equivalents on March 31, 2004 as opposed to $1,305 in cash and cash equivalents on March 31, 2003.

      As of the three month period ended March 31, 2004 we had a net loss of $7,548,257 and a working capital deficiency of approximately $160,000. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report on our consolidated financial statements for the year ended December 31 2003. In that report and in the notes to the consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our lack of liquidity and obtain adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

      Management, including the Company's President (who is also the Company's Principal Accounting Officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - ITEM 1 LEGAL PROCEEDINGS

      Not applicable.

PART II - ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      We issued the following securities during the quarter ended March 31, 2004.

      On February 19, 2004, we issued 250,000 shares of our common stock to an employee, for services rendered. This issuance was approved by our Board of Directors on February 9, 2004. The value of the common stock on the date of approval was $0.09 per share. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      On February 19, 2004 we issued 50,000 shares of our common stock to our attorneys, Richardson & Patel LLP, for services rendered and to be rendered in relation to capital raising transactions. The value of the common stock on the date of grant was $1.50 per share. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      In February 2004 we reached an agreement with four of our creditors, including Mr. Todd Gotlieb, our President, and Mr. Barry Alter, a former director, to pay approximately $979,500 of our debt with our common stock. These agreements were subsequently prepared and executed on March 17, 2004. Pursuant to the agreements, each creditor converted the amount of his debt into shares of common stock valued at $0.225 per share. Along with the shares of common stock, each creditor received a warrant to purchase additional shares of our common stock. The warrants have three year terms. The exercise price is $1.00 per share to purchase a number of shares of common stock up to the number of shares into which each loan was converted. Our largest creditor is also entitled to purchase an additional 1,000,000 shares of our common stock at $0.85 per share. The remaining three creditors are, together, entitled to purchase a total of 750,000 shares of our common stock at $0.85 per share. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

      On March 29, 2004 we issued to CEOcast, Inc. 230,000 shares of common stock for services to be rendered in connection with stock promotion activities. This issuance was approved by our Board of Directors on March 29, 2004. The value of the securities on the date of grant was $1.10, although the volume was inconsequential. The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

PART II - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      Not applicable

PART II - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II - ITEM 5 OTHER INFORMATION

      On May 7, 2004 we received a loan from Mr. Arthur Cohn in the amount of $45,000. On June 8, 2004 we received another loan from Mr. Cohn in the amount of $55,000. Mr. Cohn has agreed to allow us to combine these loans. We have agreed to allow Mr. Cohn to convert the loans to shares of our common stock and warrants. The principal and any accrued interest, if converted to shares of our common stock, will be converted at the rate of $0.50 per share. For each share he receives, Mr. Cohn will also receive a warrant to purchase two shares of our common stock at exercise prices of $1.00 and $1.25, respectively.

PART II - ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

3.1      Certificate of Incorporation, as amended (1)

3.2      Bylaws (1)

6.4 Assignment and Agreement to Convert Debt dated March 17, 2004 between Karlgar Limited, Arthur Cohn and SBS Interactive, Co. (2)

6.5 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Todd Gotlieb (2)

6.6 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Challure Holdings (2)

6.7 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Barry Alter (2)

6.8      Warrant issued March 19, 2004 issued to Arthur Cohn (2)

6.9      Warrant issued March 19, 2004 issued to Todd Gotlieb (2)

6.10     Warrant issued March 19, 2004 issued to Challure Holdings (2)

6.11     Warrant issued March 19, 2004 issued to Barry Alter (2)

8.1 Articles and Plan of Merger of SBS Acquisition, Inc. with and into SBS Interactive, Inc. (3)

31       Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1) Incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 3, 1999, as amended.

(2) Incorporated by reference from the registrant's Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2004.

(3) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002.

(4) Filed herewith.

REPORTS ON FORM 8-K

      On February 17, 2004, the registrant filed a current report announcing the resignation of its auditor, Barry I. Hechtman, P.A.

      On February 17, 2004, the registrant filed a current report disclosing that Ultimatte Corporation, the manufacturer of the keyer unit prototype, would deliver the prototype by March 25, 2004.

      On March 15, 2004, the registrant filed a current report disclosing its decision to retain Ahern, Jasco + Company, P.A. as its auditors.

      On March 17, 2004, the registrant filed a current report disclosing that Ahern, Jasco + Company, P.A. would be unable to accept the appointment as the registrant's auditor.

      On March 19, 2004, the registrant amended the current report filed on March 17, 2004 to provide additional information regarding the inability of Ahern, Jasco + Company, P.A. to serve as its auditors.

      On April 9, 2004, the registrant filed a current report disclosing the engagement of Stonefield Josephson, Inc. as its new auditors.

      On April 15, 2004, the registrant filed a current report disclosing a press release that announced the payment of approximately $980,000 of debt with its securities.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 16, 2004

                                    SBS Interactive, Co.

                                    By:      TODD GOTLIEB
                                    ------------------------------------------
                                    President and Principal Accounting Officer
                                    (Principal accounting and financial officer
                                    for the quarter)