Form 10QSB
period 2004-06-30
SBS INTERACTIVE CO
filed 2004-08-16
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES |_| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 20,279,557 shares of common stock, $0.001 par value, issued and outstanding as of August 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes |X|  No |_|

                              SBS Interactive, Co.

                                      INDEX

                                                                           PAGE
PART I
         NUMBER

Item 1 - Financial Information

         Consolidated Balance Sheet for the period ended June 30, 2004       1

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 2004 and 2003 and from inception      2

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2004 and 2003 and from inception                           3

         Consolidated Statements of Stockholders' Deficit from inception
                  to June 30, 2004                                           4-5

         Notes to Financial Statements                                      6-15

Item 2 - Management's Discussion and Analysis of Financial Condition and     16
              Results of Operations

Item 3. - Disclosure Controls and Procedures                                 21

PART II

Item 1 - Legal Proceedings                                                   21

Item 2 - Changes in Securities                                               21

Item 3 - Defaults Upon Senior Securities                                     21

Item 4 - Submission of Matters to a Vote of Security Holders                 21

Item 5 - Other Information                                                   22

Item 6 - Exhibits and Reports on Form 8-K                                    22

Signature Page

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                     Consolidated Balance Sheet - Unaudited

--------------------------------------------------------------------------------------
June 30                                                                      2004
--------------------------------------------------------------------------------------
                                     Assets
Current Asset:
   Cash and cash equivalents                                             $      2,116

Property and equipment, net                                                     9,153
Prepaid expenses                                                               10,000
Deposits                                                                        1,620
--------------------------------------------------------------------------------------
                                                                         $     22,889
--------------------------------------------------------------------------------------
                     Liabilities, and Stockholders' Deficit
Current Liabilities:
   Accounts payable                                                      $    215,657
   Accrued interest                                                            14,733
   Accrued compensation                                                     4,500,000
   Notes payable, related party                                               200,000
--------------------------------------------------------------------------------------
Total current liabilities                                                   4,930,390

Commitments and Contingencies                                                      --

Stockholders' Deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized;
20,109,004 shares issued and outstanding                                       20,110
Additional paid-in capital                                                 13,679,179
Deferred compensation                                                         (34,000)
Other comprehensive loss - foreign currency translation                       (35,591)
Deficit accumulated during the development stage                          (18,537,199
--------------------------------------------------------------------------------------

Total stockholders' deficit                                                (4,907,501)
--------------------------------------------------------------------------------------
                                                                         $     22,889
--------------------------------------------------------------------------------------

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                Consolidated Statements of Operations - Unaudited


                                                                       For the
                                                                      three months       For the
                                                                        ended           six months
                                                                       June 30,           ended
                                                                         2004          June 30, 2004
----------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative                              $    245,812      $    589,815
     Non-cash compensation                                                 466,288           935,288
     Debt extinguishment costs to related parties                        4,388,000        10,574,373
----------------------------------------------------------------------------------------------------------
Total operating expenses                                                 5,100,100        12,099,476
----------------------------------------------------------------------------------------------------------

Loss from operations                                                    (5,100,100)      (12,099,476)


     Interest income                                                            --                 1
     Interest expense                                                       (1,880)          (11,141)
     Non-cash interest expense from amortization of debt discount          (24,000)         (563,621)
----------------------------------------------------------------------------------------------------------
Net loss                                                              $(5,125,980 )     $(12,674,237)
----------------------------------------------------------------------------------------------------------

Net loss per common share (basic and diluted)                         $      (.26 )     $      (0.74)
----------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                    20,109,004        17,114,241
----------------------------------------------------------------------------------------------------------


                                                                                        For the
                                                                         For the        six months        From
                                                                       three months      ended       Sep. 20, 1996
                                                                          ended         June 30,        (inception)
                                                                       June 30, 2003       2003        to June 30,
                                                                         (restated  )   (restated)         2004
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative                              $     21,991      $     46,380      $  1,272,327
     Non-cash compensation                                                 346,500           346,500         5,720,288
     Debt extinguishment costs to related parties                               --                --        10,574,373
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                   368,491           392,880        17,566,988
-------------------------------------------------------------------------------------------------------------------------

Loss from operations
                                                                          (368,491          (392,880       (17,566,988

     Interest income                                                            --                --             2,239
     Interest expense                                                      (11,633)          (13,675)          (39,700)
     Non-cash interest expense from amortization of debt discount          (20,631)          (41,492)         (932,750)
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                              $   (400,755)     $   (448,047)     $(18,537,199)
-------------------------------------------------------------------------------------------------------------------------

Net loss per common share (basic and diluted)                         $      (.04 )     $      (.04 )
-------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                    10,198,184        10,198,184
-------------------------------------------------------------------------------------------------------------------------

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                Consolidated Statements of Cash Flows - Unaudited

                                                                                        For the              From
                                                                       For the         six months           Sep. 20,
                                                                      six months         ended               1996
                                                                        ended           June 30,           (inception)
                                                                        June 30,         2003              to June 30,
                                                                         2004           restated               2004
----------------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                          $(12,674,237)     $ (448,047 )      $ (18,537,199 )

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                        3,464             4,761            13,318
       Translation adjustments                                            (26,254)          (12,460)          (16,915)
       Non-cash interest, beneficial conversion feature                   563,621            50,492           932,750
       Issuance of equity instruments for extinguishment of debt        6,186,373                --         6,186,373
       Issuance of equity instruments for services                      1,173,288           346,500         5,858,288
   Change in assets and liabilities:
         Deposits                                                            (208)              (81)             (530)
         Prepaid expenses                                                 (10,000)               --           (10,000)
         Accrued compensation                                           4,150,000                           4,150,000
         Accrued interest                                                  27,128             4,753            55,363
         Accounts payable                                                  82,252           (30,565)           79,577
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (524,573)          (84,647)       (1,288,975)
----------------------------------------------------------------------------------------------------------------------------
Investing activities:
   Cash from acquired subsidiaries                                             --                               1,980
   Purchase of property and equipment                                     (11,253)           (1,183)          (11,639)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                 (11,253)           (1,183)           (9,659)
----------------------------------------------------------------------------------------------------------------------------
Financing activities:
   Proceeds from issuance of common stock                                      --                --           315,160
   Proceeds from issuance of debt to related parties                           --                --            39,840
   Proceeds from issuance of debt, shareholders                           510,000            78,786           945,750
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 510,000            78,786         1,300,750
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (25,826)           (7,044)            2,116

Cash and equivalents, beginning of period                                  27,942             7,419                 0
----------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                  $      2,116      $        375      $      2,116
----------------------------------------------------------------------------------------------------------------------------

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                Consolidated Statements of Cash Flows - Unaudited

June 30,                                                  2004          2003
--------------------------------------------------------------------------------
Cash paid for interest                               $      322     $    2,041
--------------------------------------------------------------------------------
Cash paid for taxes                                          --             --
Non-cash investing and financing activities:
Issuance of stock for services                          823,288             --
Issuance of stock for accrued compensation              350,000             --
Conversion of debt to warrants                        6,186,373             --
Conversion of debt to equity                          1,033,475             --
Non-cash interest, beneficial conversion feature        434,000         48,000

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
          Consolidated Statements of Stockholders' Deficit - Unaudited


                                                                                                 Other
                                                                                             Comprehensive
                                                                  Common Stock          Deferred Loss - foreign
                                                          Shares            Amount       Compensation       Currency
----------------------------------------------------------------------------------------------------------------------------
Common stock issued for cash (09/20/1996)                500,000      $        500      $         --      $         --
Common stock issued for cash (10/01/1996 to               17,200                17                               5,143
   12/31/1996)
Net loss during 1996
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                             517,200               517                --                --
Net loss during 1997
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             517,200               517                --                --
Net loss during 1998
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             517,200               517                --                --
Common stock issued for cash                           6,000,000             6,000
Net loss during 1999
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           6,517,200             6,517                --                --
Net loss during 2000
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           6,517,200             6,517                --                --
Common stock issued for services (11/30/2001)            500,000               500
Net loss during 2001
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                           7,017,200             7,017                --                --
Common stock issued for business acquisition           3,180,984             3,181
   (10/29/2002)
Debt discount arising from beneficial
   conversion feature
Net loss during 2002
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002, restated                10,198,184            10,198                --                --
Common stock issued for services (07/01/2003)            100,000               101
Debt discount arising from beneficial
   conversion feature
Common stock issued for services (11/20/2003)          1,000,000             1,000
Stock discount expense
Deferred compensation                                                                       (100,000)
Foreign currency translation                                                                                    (9,339)
Net loss during 2003
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                          11,298,184      $     11,299          (100,000)     $     (9,339)
Common stock issued for services (02/09/2004)          3,500,000             3,500
Warrants issued for services (02/09/2004)
Warrants issued to retire outstanding debt
   (03/17/2004)
Common stock issued to retire debt (03/17/2004)        3,741,111             3,741
Common stock issued to retire debt (03/19/2004)          589,709               590
Shares issued for services (02/04/04 and                 500,000               500
   02/19/04)
Shares issued for services (03/29/04)                    250,000               250
Shares issued for services (03/29/04)                    230,000               230
Warrants issued for services (04/01/04)
Warrants issued for services (04/01/04)
Warrants issued for services (05/01/04)
Warrants issued for services (06/01/04)
Warrants issued for services (06/29/04)
Debt discount arising from beneficial
   conversion feature
Deferred compensation                                                                         66,000
Foreign currency translation                                                                                   (26,252)
Net loss period ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                              20,109,004      $     20,110           (34,000)     $    (35,591)
----------------------------------------------------------------------------------------------------------------------------

                                                                        Deficit
                                                                       Accumulated
                                                        Additional      During the
                                                        Paid in         Development        Total Equity
                                                         Capital           Stage              Deficit)
-------------------------------------------------------------------------------------------------------
Common stock issued for cash (09/20/1996)            $      9,500     $         --      $     10,000
Common stock issued for cash (10/01/1996 to                                                    5,160
   12/31/1996)
Net loss during 1996                                                       (15,160)          (15,160)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                               14,643                             15,160
Net loss during 1997                                                       (15,160)          (15,160)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                               14,643          (15,160)                0
Net loss during 1998                                                       (17,087)          (17,087)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               14,643          (32,247)          (17,087)
Common stock issued for cash                              294,000                            300,000
Net loss during 1999                                                       (54,829)          (54,829)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              308,643          (87,076)          228,084
Net loss during 2000                                                       (55,545)          (55,545)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                              308,643         (142,621)          172,539
Common stock issued for services (11/30/2001)           3,874,500                          3,875,000
Net loss during 2001                                                    (3,941,567)       (3,941,567)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                            4,183,143       (4,084,188)          105,972
Common stock issued for business acquisition             (313,938)                          (310,757)
   (10/29/2002)
Debt discount arising from beneficial                      33,000                             33,000
   conversion feature
Net loss during 2002                                                      (226,317)         (226,317)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2002, restated                  3,902,205       (4,310,505)         (398,102)
Common stock issued for services (07/01/2003)             346,399                            346,500
Debt discount arising from beneficial                     465,750                            465,750
   conversion feature
Common stock issued for services (11/20/2003)             109,000                            110,000
Stock discount expense                                                     103,500           103,500
Deferred compensation                                                                       (100,000)
Foreign currency translation                                                                  (9,339)
Net loss during 2003                                                     (1,552,457)       (1,552,457)
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                            4,926,854     $ (5,862,962)     $ (1,034,148)
Common stock issued for services (02/09/2004)             346,500                            350,000
Warrants issued for services (02/09/2004)                  48,000                             48,000
Warrants issued to retire outstanding debt              6,186,373                          6,186,373
   (03/17/2004)
Common stock issued to retire debt (03/17/2004)           904,331                            908,072
Common stock issued to retire debt (03/19/2004)           124,813                            125,403
Shares issued for services (02/04/04 and                  109,500                            110,000
   02/19/04)
Shares issued for services (03/29/04)                      24,750                             25,000
Shares issued for services (03/29/04)                     252,770                            253,000
Warrants issued for services (04/01/04)                   225,854                            225,854
Warrants issued for services (04/01/04)                    22,355                             22,355
Warrants issued for services (05/01/04)                    17,293                             17,293
Warrants issued for services (06/01/04)                    12,067                             12,067
Warrants issued for services (06/29/04)                    43,719                             43,719
Debt discount arising from beneficial                     434,000                            434,000
   conversion feature
Deferred compensation                                                                         66,000
Foreign currency translation                                                                  (26,252)
Net loss period ended June 30, 2004                                    (12,674,237)       (12,674,237)
-------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                               13,679,179     $(18,537,199)     $ (4,907,501 )
-------------------------------------------------------------------------------------------------------

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in the SBS Interactive, Co. and subsidiaries (the "Company") Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Nature of Operations

SBS Interactive, Co. (the "Company") was incorporated on September 20, 1996 under the laws of the State of Florida as Cosmetics Consultants Corp. for the purpose of marketing sales and support services to retailers of cosmetic companies. In November of 1999, the Company changed its activities to acting as a consultant to internet related enterprises that were seeking capital. In July, 2002 the Company changed its activities to operate as a consumer electronics company focused on developing, marketing and licensing products that enabled the consumers to use their televisions as an interactive medium. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of its business, which is operated by its wholly-owned subsidiary, SBS Interactive, Inc.

On November 25, 1996, Cosmetics Consultants Corp. changed its name to Lomillo Consultants Corp. On July 17, 1997, the Company amended and restated its articles of incorporation and changed its name to Inet Commerce Conduit Corp. On July 30, 2002, the Company amended and restated its articles of incorporation and changed its name to SBS Interactive, Co.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies

SBS Interactive, Inc. ("SBS, Inc."), the Company's wholly owned subsidiary, was incorporated on August 3, 2000 under the laws of the State of Nevada. SBS, Inc.'s line of business is to design, develop and manufacture technology which captures a user's image and local background environment and composites that image side-by-side with a pre-recorded image. SBS, Inc. has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of its business.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

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

Stock based Compensation

The Company accounts for its stock option plans using the fair value based method of accounting, under which compensation expense has been recognized for stock option awards granted. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. No pro forma disclosures have been made since the fair value based method has been applied to all outstanding and unvested awards in each period.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:


June 30,                                                     2004           2003
                                                                            ----

Risk free interest rate                                 4 %                 - %
Expected life                                           3 years               --
Expected volatility                                     208-216 %           - %
Dividend yield                                                0.0             --


The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

1.    Going Concern

The accompanying unaudited financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $18.5 million and, at June 30, 2004, has a working capital deficit of approximately $4,928,274. The Company presently has no established source of revenue. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. Management plans to raise additional capital through private equity financing by selling shares of the Company's common stock or through debt financing. Management believes that the Company will need approximately $1 million to provide it with the ability to continue in existence for the next twelve months. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

2. Note Payable,   Notes payable consist of the following:
   Shareholders

June 30,                                                                    2004
--------------------------------------------------------------------------------
Note payable to related party, due on                                   $100,000
demand, bearing interest at 5% per annum,
unsecured
Note payable to related party, due on                                   $100,000
                                                                        --------
demand, bearing interest at 6% per annum,
unsecured
                                                                         200,000
Less current portion                                                     200,000

Long-term                                                               $     --
--------------------------------------------------------------------------------

In January, 2004 the note payable to Arthur Cohn was extended with a stated interest rate of 6% per annum and a due date of April 30, 2004. This note allowed the Company to borrow up to $841,750 in the aggregate, was secured by all of the Company's assets and was convertible immediately at the holder's discretion into shares of the Company's common stock equal to the lesser of $.04 per share or 60% of the average closing prices for the 5 trading days immediately prior to the applicable conversion date. In accordance with EITF 98-5 and 00-27, the note (after consolidating several notes into the January 2004 note)contained a beneficial conversion feature, which was calculated at an estimated fair value of $410,000 (limited to the face amount of the new debt acquired) and was being amortized over the life of the note. The Company issued 3,741,111 shares of the Company's common stock upon conversion of this debt at $0.22 per share on March 17, 2004.

In connection with these financings, the Company recorded an aggregate charge to non-cash interest, including amortization of debt discount, in the amount of $563,621 and $41,492 (restated) for the six months ended June 30, 2004 and 2003, respectively.

In May and June, 2004 the Company received loans from Arthur Cohn with a stated interest rate of 6% per annum. The loans are due upon demand.

The Company renegotiated the note payable with Maple Leaf Holdings in the amount of $100,000 extending the due date from August 31, 2003 to payment due on demand. It continues to accrue interest at a rate of 5% per annum.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

3.  Common Stock  Shares Issued for Debt

On March 17, 2004, Arthur Cohn exercised his conversion rights under the promissory note, for which the Company provided an inducement of a warrant to purchase 4,741,111 shares of the Company's common stock, as payment for principal of $841,750 previously loaned to the Company plus accrued interest. The Company issued 3,741,111 shares of the Company's common stock and the warrant to acquire up to 4,741,111 shares of common stock at the following exercise prices: the first 3,741,111 shares at $1.00 per share and an additional 1,000,000 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $5,396,202 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the three months ended March 31, 2004, $5,396,202 was charged to expense as a debt restructuring charge. On July 11, 2004 the Company issued another 7,313, 333 shares to settle claims made by Mr. Cohn in June 2004 regarding a renegotiated settlement agreement which had raised the conversion rate from $.04 to $.225 immediately prior to the conversion of the debt. The issuance of these shares gave the shareholder a controlling interest (49.8%) of the common shares of the Company. An expense of $4,388,000 was recognized during the six months ended June 30, 2004 on the statement of operations.

On March 19,  2004 the Company  issued  shares and  warrants to Todd  Gotlieb (a shareholder) as payment for principal and accrued interest totaling $57,711 previously loaned to the Company. The Company issued 264,923 shares of the Company's common stock and warrants to acquire up to 318,034 shares of common stock at the following exercise prices: the first 264,923 shares at $1.00 per share and an additional 53,111 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $346,407 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the three months ended March 31, 2004, $346,407 was charged to expense as a debt restructuring charge.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

On March 17, 2004 the Company issued shares and warrants to Challure Holdings (a shareholder) as payment for principal and accrued interest totaling $67,692 previously loaned to the Company. The Company issued 324,786 shares of the Company's common stock and warrants to acquire up to 389,898 shares of common stock at the following exercise prices: the first 324,786 shares at $1.00 per share and an additional 65,112 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. During the three months ended March 31, 2004, $346,407 was charged to expense as a debt restructuring charge.

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

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

On March 29, 2004 the Company approved the issuance of 230,000 common shares having a fair market value of $1.10 per share to a consultant for services performed. An expense of $253,000 was recognized during the three months ended March 31, 2004 on the statement of operations.

On June 25, 2004 the Company approved the issuance of 200,000 common shares having a fair market value of $0.56 per share to a consultant for services performed. An expense of $112,000 was recognized during the six months ended June 30, 2004 on the statement of operations.

Warrants and Options

On June 25, 2004 the Company issued warrants to acquire up to 100,000 shares of common stock at the exercise price of $0.75 per share for consulting fees. The warrants expire June 24, 2007 and are vest(ed) as follows: 20,000 shares vested on April 1, 2004, 20,000 shares vested on May 1, 2004, 20,000 shares vested on June 1, 2004, 20,000 shares will vest on July 1, 2004, and 20,000 shares will vest on August 1, 2004. During the three months ended June 30, 2004, $51,715 was charged to expense as non-cash compensation.

The Company recorded the issuance of these warrants valued at $51,715 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 208% and a risk free interest rate of 4.0%.

On June 29, 2004 the Company issued warrants to acquire up to 75,000 shares of common stock at the exercise price of $0.50 per share for consulting services performed. The warrants expire June 28, 2007 and are fully vested at grant. During the three months ended June 30, 2004, $43,719 was charged to expense as non-cash compensation.

The Company recorded the issuance of these warrants valued at $43,719 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 208% and a risk free interest rate of 4.0%.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

On July 22, 2004 the Company issued shares and warrants to Arthur Cohn (a shareholder) in order to secure amounts loaned to the Company on May 30, 2004 and June 11, 2004. The Company issued warrants to acquire up to 400,000 shares of common stock at the following exercise prices: the first 200,000 shares at $1.00 per share and an additional 200,000 shares at $1.25 per share. The warrants expire July 21, 2007 and are fully vested at grant. During the three months ended June 30, 2004, $225,854 was charged to expense as non-cash compensation.

The Company recorded the issuance of these warrants valued at $225,854 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 208% and a risk free interest rate of 4.0%.


The following table summarizes information about fixed stock options outstanding at June 30, 2004:

                             Options Outstanding            Options Exercisable
                    --------------------------------------  --------------------
                                     Weighted               Number
                          Number      Average   Weighted    Exercise-abWeighted
                     Outstanding    Remaining   Average     at June    Average
  Range of           at June 30,  Contractual   Exercise     30, 2004  Exercise
  Exercise Prices           2004         Life       Price                 Price
----------------------------------------------------------  --------------------
$ 1.25                   200,000          2.9        1.00     200,000      1.25
  1.00                 4,551,332          2.8        1.00   4,511,332      1.00
  0.85                 1,477,611          2.7        0.85   1,477,611      0.85
  0.75                   100,000          2.9        0.75     100,000      0.75
  0.50                   825,000          4.0         .50     825,000      0.50
--------------------------------------------------------------------------------

4.      Related Party Transactions Consulting Services

Fees totaling $82,511 and $5,601 have been paid to officers and companies owned by shareholders during the periods ended June 30, 2004 and 2003 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

Lease Commitments

Lease rent expense for the periods ended June 30, 2004 and 2003 amounted to $11,450 and $6,348. At December 31, 2003, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $1,715 Canadian.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

5.      Subsequent Events

On August 6, 2004 the Company completed a private placement of units to qualified investors. The units consisted of one share of common stock and a warrant to purchase two shares of common stock at a price of $0.50 per unit. The warrant grants the holder the right to purchase two shares of the Company's common stock for every one unit purchased at exercise prices of $1.00 per share for the first share and $1.25 per share for the second share. The offering contained provisions for a "reset price" which was to be the lowest average closing price for the five consecutive trading days prior to the closing, however the reset price was not to be less than $0.35 per share. The Company sold 1,250,000 shares and warrants at the reset price of $.40 per share for an aggregate of $500,000.

6.    Restatement

The Company has restated its 2003 financial statements to change the account for the acquisition of SBS, Inc. on October 29, 2002, which was accounted for under FASB 141. The Company has accounted for the acquisition in accordance with SEC Topic 5-G; therefore, a change to the valuation of the 3,180,984 shares, issued for the acquisition of SBS, Inc., from the value of the shares issued to the historical cost basis of SBS, Inc.'s assets and liabilities under GAAP. A change to the recognition of a beneficial conversion feature was also recorded in accordance with EITF 86-5 and 00-27, and is being amortized over the live of the notes rather than being recognized in full at inception

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements

                 The effects of the restatements are as follows:

                                                As previously filed  As restated
Total Assets                                            $2,580,671   $    6,963
Stockholders Equity/(Deficit)                           $2,094,599   $ (479,109)
Net Loss                                                $  171,641   $  448,047

PART 1 - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-QSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the financial statements included in this report, as well as the following:

      o our lack of capital and whether or not we will be able to raise capital when we need it,

      o     whether or not we are able to successfully develop our product,

      o     whether or not we are able to successfully market our product;

      o our overall ability to successfully compete in our market and our industry,

      o whether or not we will continue to receive the services of our executive officer and director, Mr. Todd Gotlieb,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in documents we file with the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-KSB.

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

      These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report on Form 10-KSB and particularly to the summary of significant accounting policies.

Overview

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

      Since our inception we have relied on loans and sales of our securities to sustain our operations. We will continue to do this until we are able to support our operations through sales of our product however, we cannot assure you that this will ever occur. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to continue our operations.

      In February 2004 we reached an agreement with three of our creditors, including Mr. Todd Gotlieb, our President, Challure Holdings, an entity controlled by Mr. Barry Alter, a former director, and Mr. Arthur Cohn, our largest security holder, to pay approximately $974,435 of debt with our common stock. In conjunction with these agreements, we also agreed to issue to each creditor a warrant to purchase our common stock at exercise prices of $0.85 and $1.00 per share. These agreements were subsequently prepared and executed in March 2004. When we are able to do so, we also pay consultants with our common stock, to conserve our cash.

      Our largest stockholder, Mr. Arthur Cohn, has continued to loan us money as we need it. In July 2004, we executed several agreements with Mr. Cohn to document these loans and his rights in relation to the repayment of them. In order to secure the loans he made to us, we executed a Pledge and Security Agreement that grants to Mr. Cohn a security interest in all of our assets. We have also executed a promissory note in the amount of $100,000 that allows Mr. Cohn to convert the principal and interest we owe to him into 200,000 shares of our common stock and we issued a warrant to Mr. Cohn to purchase an additional 400,000 shares of our common stock, 200,000 shares at $1.00 per share and 200,000 shares at $1.25 per share, in connection with these transactions.

      We recently completed an offering of units to accredited investors. The units were comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price was $0.40 and the warrant exercise prices are $1.00 and $1.25, respectively. We raised $500,000 in this offering. The proceeds of the offering will be used primarily to pay for operating expenses and for expenses relating to the launch of our product. Even with the proceeds from this offering, we will need to raise additional funds soon to continue our operations. Pursuant to the terms of an agreement we have with our largest security holder, Mr. Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will be required to severely curtail, or even cease, our operations.

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

      On February 10, 2004, Barry I. Hechtman, P.A., our former auditor, resigned and on April 6, 2004, we engaged the firm of Stonefield Josephson, Inc. as our new auditors. In conducting its review of our financial statements, Stonefield Josephson, Inc. determined that our acquisition of Interactive should have been accounted for in accordance with SEC Topic 5-G rather than under FASB 141, since neither we nor Interactive constituted a business in accordance with EITF 98-3. This resulted in a change to the valuation of the shares issued for the acquisition of Interactive. The value of the shares was reduced to reflect the value of Interactive's assets and liabilities on the date of the transaction, which was a net liability assumed of $310,757.

      We restated our 2003 financial statements to change the accounting for the acquisition of Interactive, which required us to change the valuation of the 3,180,984 shares issued for the acquisition to the historical cost basis of Interactive's assets and liabilities under GAAP. A change to the recognition of a beneficial conversion feature was also recorded in accordance with EITF 98-5 and 00-27, and is being amortized over the lives of the notes rather than being recognized in full at inception

            The effects of the restatements for the six months ended June 30, 2003 are as follows:

                                            As previously filed    As restated

Total Assets                                $2,580,671             $     6,963
Stockholders Equity/(Deficit)               $2,094,599             $  (479,109)
Net Loss                                    $  171,641             $   448,047

      Our operating expenses for the three and six month periods ended June 30, 2004 were $5,100,100 and $12,099,476, respectively, as compared to $368,491 and
$392,880 in development stage expenses for the three month and six month periods ended June 30, 2003. During the first quarter of the 2004 fiscal year, we issued common stock and warrants in exchange for the payment of debt totaling $974,435. During the three and six month periods ended June 30, 2004, we granted common stock and warrants to induce conversion of debt and settle claims valued at $4,388,000 and $10,574,370, respectively. We issued common stock and warrants to employees and consultants in exchange for services rendered to us, which accounted for $466,288 and $935,288 in expense during the three months and six months ended June 30, 2004. Other operating expenses for the three and six month periods ended June 30, 2004 included selling, general and administrative expenses of $245,812 and $589,815, respectively. In comparison, for the three month and six month period ended June 30, 2003, we had $21,991 and $46,380, respectively, in selling, general and administrative expenses and $346,500 and $346,500 in non-cash compensation. The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2004 resulted from the ramp-up of our business while the increase in non-cash compensation resulted not only from ramping-up our business, which meant retaining the services of individuals who could assist us with the marketing of our product, but also from an increase in professional fees that were incurred as a result of the preparation of filings we are required to make with the Securities and Exchange Commission and the preparation or review of general business documents. We have adopted two employee benefit plans that will permit us to pay employees, officers, directors, consultants and agents with our common stock or options to purchase common stock, so long as the services these individuals render to us do not relate to capital raising transactions. We intend to continue to pay compensation and debt with our securities whenever possible, in order to conserve our cash for operations.

      Our loss from operations for the three and six month periods ended June 30, 2004 was $5,100,100 and $12,099,476, respectively, as compared to loss from operations of $368,491 and $392,880 for the same periods in the prior fiscal year. As a result of the payment of debt with securities, we incurred non-cash interest expense for the three and six month periods ended June 30, 2004 of $24,000 and $563,621, respectively, from the amortization of debt discount, as compared to non-cash interest expense in the amount of $20,631 and $25,171, respectively, for the same periods in the prior fiscal year. Interest expense for the three and six month periods ended June 30, 2004 was $1,880 and $11,141, respectively, as compared to interest expense of $11,633 and $13,675 for the three and six month periods ended June 30, 2003. Our interest expense declined because a significant portion of our debt was paid in full during the first quarter of the 2004 fiscal year.

      Because of the increase in expenses related to implementation of our business plan, including the expenses we incurred by paying compensation and loans with our securities, our net loss for the three and six month periods ended June 30, 2004 was $5,125,980 and $12,674,237, respectively, as compared to a net loss of $400,755 and $448,047, respectively, for the three and six month periods ended June 30, 2003.

      In May 2004 we received the completed prototype of the Side-by-Side(TM) set-top box and we began our marketing efforts. A dance and fitness instruction facility, a global digital media company and a team of stunt professionals have agreed to use our product and to act as value-added resellers of our Side-by-Side hardware. However, we have not yet earned any revenues from the sales of our product, and we do not anticipate earning significant revenues soon. In order to maintain our operations, we will be required to either continue borrowing money or to raise money through the sale of our securities. Pursuant to the terms of an agreement we have with our largest security holder, Mr. Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will have to severely curtail, or even cease, our operations.

      Net cash used in operating activities for the six month period ended June 30, 2004 was $(524,573) as compared to $(84,647) in net cash used in operating activities for the six month period ended June 30, 2003.

      We used $11,253 to purchase property and equipment during the six month period ended June 30, 2004, as compared to $1,183 used to purchase property and equipment during the six month period ended June 30, 2003. This increase in investment in property and equipment related to the ramp-up of our business.

      During the six month period ended June 30, 2004, $510,000 was provided to us from security holder loans, as compared to $78,786 provided to us by security holder loans during the six month period ended June 30, 2003.

      As of the six month period ended June 30, 2004 we had a net loss of $12,674,237 and a working capital deficiency of approximately $4,928,274. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report on our consolidated financial statements for the year ended December 31 2003. In that report and in the notes to the consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our lack of liquidity and obtain adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM  3. DISCLOSURE CONTROLS AND PROCEDURES

      Management, including the Company's President (who is also the Company's Principal Accounting Officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President/Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART  II - ITEM 1 LEGAL PROCEEDINGS

      Not applicable.

PART  II - ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

PART  II - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      Not applicable

PART  II - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART  II - ITEM 5 OTHER INFORMATION

      On July 22, 2004 we entered into five agreements with Arthur Cohn, our largest security holder. Pursuant to the First Amendment to Assignment and Agreement to Convert Debt, we agreed to issue to Mr. Cohn an additional 7,313,333 shares of our common stock to settle alleged claims Mr. Cohn asserted relating to his agreement, in March 2004, to convert loans made by him to our securities. The Master Loan Agreement governs current and future loans made to us by Mr. Cohn. The Pledge and Security Agreement secures the repayment of any loans made by Mr. Cohn to us with our assets. The Secured Convertible Promissory
Note in the amount of $100,000 allows Mr. Cohn to convert the principal and interest of the loan into shares of our common stock at the price of $0.50 per share. The loan bears interest at 6% per annum and is payable on demand. The Common Stock Purchase Warrant allows Mr. Cohn to purchase up to 400,000 shares of our common stock, 200,000 shares at an exercise price of $1.00 and 200,000 shares at an exercise price of $1.25.

      On July 26, 2004 we borrowed an additional $27,500 from Mr. Cohn. This loan will be paid from the proceeds of our private offering.

PART  II - ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

2            Articles and Plan of Merger of SBS Acquisition,
             Inc. with and into SBS Interactive, Inc. (1)
3.1          Certificate of Incorporation, as amended (2)
3.2          Bylaws (2)
10.1         First Amendment to Assignment and Agreement to
             Convert Debt dated July 22, 2004 among SBS
             Interactive, Co., SBS Interactive, Inc. and Arthur Cohn (3)
10.2         Master Loan Agreement dated July 22, 2004 among SBS
             Interactive, Co., SBS Interactive, Inc. and Arthur Cohn (3)
10.3         Pledge and Security Agreement entered into among SBS
             Interactive, Co., SBS Interactive, Inc. and Arthur Cohn dated
             July 22, 2004 (3)
10.4         Secured Convertible Promissory Note in favor of Arthur Cohn the amount of $100,000 dated July 22, 2004 (3)
10.5         Common Stock Purchase Warrant (3)
10.6         Promissory Note in favor of Arthur Cohn in the amount of $27,500(3)
31           Certification pursuant to Rule 13a-14(a) and 15d-14(a) (4)
32           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002.
(2) Incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 3, 1999, as amended.
(3) Filed herewith.

Reports on Form 8-K

      On April 9, 2004, the registrant filed a current report disclosing the engagement of Stonefield Josephson, Inc. as its new auditor.

      On April 15, 2004, the registrant filed a current report disclosing a press release that announced the payment of approximately $980,000 of debt with its securities.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004
                                     SBS Interactive, Co.


                                     By: Todd Gotlieb
                                     -------------------------------------------
                                     President and Principal Accounting Officer
                                     (Principal accounting and financial officer
                                     for the quarter)