Form 10QSB
period 2004-09-30
SBS INTERACTIVE CO
filed 2004-11-15
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                For the quarterly period ended September 30, 2004

                                       OR

    [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 28,822,377 shares of common stock, $0.001 par value, issued and outstanding as of November 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [x] No [  ]

                              SBS Interactive, Co.

                                      INDEX


                                                                                  PAGE
PART I                                                                           NUMBER
Item 1 - Financial Information

         Consolidated Balance Sheet for the period ended September 30, 2004       1

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 2004 and 2003 and from inception     2

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2004 and 2003 and from inception                           3 - 4

         Consolidated Statements of Stockholders' Deficit from inception
         to September 30, 2004                                                    5 - 6

         Notes to Financial Statements                                            7 - 16

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    15 - 21

Item 3. - Disclosure Controls and Procedures                                      21

PART II

Item 1 - Legal Proceedings                                                        21

Item 2 - Changes in Securities                                                    21

Item 3 - Defaults Upon Senior Securities                                          22

Item 4 - Submission of Matters to a Vote of Security Holders                      22

Item 5 - Other Information                                                        22

Item 6 - Exhibits and Reports on Form 8-K                                         23

Signature Page

PART I - ITEM 1

                             FINANCIAL INFORMATION


                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                     Consolidated Balance Sheet - Unaudited



September 30                                                           2004
------------                                                      --------------
                                     Assets
Current Asset:
   Cash and cash equivalents                                      $     80,268

Property and equipment, net                                              8,688
Prepaid expenses                                                        10,000
Deposits                                                                 1,642
                                                                  ------------

                                                                  $    100,598
                                                                  ============

                     Liabilities, and Stockholders' Deficit

Current Liabilities:
   Accounts payable                                               $    159,378
   Accrued interest                                                     17,736
   Notes payable, related party                                        200,000
                                                                  ------------

Total current liabilities                                              377,114

Commitments and Contingencies                                                -

Stockholders' Deficit:
Common stock, $0.001 par value; 50,000,000 shares
  authorized; 28,872,337 shares issued and outstanding                  28,873
Additional paid-in capital                                          18,688,392
Deferred compensation                                                   (1,000)
Other comprehensive loss - foreign currency translation                (32,732)
Deficit accumulated during the development stage                   (18,960,049)
                                                                  ------------

Total stockholders' deficit                                           (276,516)
                                                                  ------------

                                                                  $    100,598
                                                                  ============




     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements



                                                 SBS Interactive, Co.
                                           (A Development Stage Enterprise)
                                   Consolidated Statements of Operations - Unaudited

                                                                                       For the           For the
                                                     For the          For the        three months      nine months       From
                                                   three months      nine months        ended            ended       Sep. 20, 1996
                                                      ended            ended          Sept. 30,         Sept. 30,     (inception)
                                                    Sept. 30,        Sept. 30,           2003             2003        to Sept. 30,
                                                       2004             2004          (restated)       (restated)         2004
                                                  ------------      -------------    -------------   --------------   -------------
Operating expenses:
     Selling, general and administrative          $    368,827      $    958,642     $     56,262    $     102,642    $  1,641,154
     Non-cash compensation                              50,977         5,374,265                -          346,500      10,159,265
     Debt extinguishment costs to
       related parties                                       -         6,186,373                -                -       6,186,373
                                                  ------------      ------------     ------------    -------------    ------------

Total operating expenses                               419,804        12,519,280           56,262          449,142      17,986,792
                                                  ------------      ------------     ------------    -------------    ------------

Loss from operations                                  (419,804)      (12,519,280)         (56,262)        (449,142)    (17,986,792)

     Interest income                                         -                 1                -                -           2,239
     Interest expense                                   (3,046)          (14,187)           3,919           (9,757)        (42,746)
     Non-cash interest expense from
       amortization of debt discount                         -          (563,621)         (30,000)         (71,491)       (932,750)
                                                  ------------      ------------     ------------    -------------    ------------

Net loss                                          $   (422,850)     $(13,097,087)    $    (82,343)   $    (530,390)   $(18,960,049)
                                                  ============      ============     ============     ============    ============

Net loss per common share (basic and diluted)     $       (.02)     $       (.64)    $       (.01)   $        (.05)
                                                  ============      ============     ============     ============

Weighted average number of common shares
  outstanding                                       27,351,641        20,616,029       10,198,184       10,198,184
                                                  ============      ============     ============     ============




        See accompanying summary of accounting policies and notes to unaudited  consolidated financial statements


                                              SBS Interactive, Co.
                                       (A Development Stage Enterprise)
                               Consolidated Statements of Cash Flows - Unaudited


                                                                                                 For the
                                                                              For the          nine months           From
                                                                             nine months          ended          Sep. 20, 1996
                                                                                ended           Sept. 30,         (inception)
                                                                              Sept. 30,            2003           to Sept. 30,
                                                                                2004             restated             2004
                                                                            -------------      -------------      -------------
Operating activities:
   Net loss                                                                 $(13,097,087)      $   (544,115)      $(18,960,049)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                               4,317              6,788             14,171
       Translation adjustments                                                   (23,395)            (1,183)           (14,056)
       Non-cash interest, beneficial conversion feature                          563,621             71,492            932,750
       Issuance of equity instruments for extinguishment of debt               6,186,373                  -          6,186,373
       Issuance of equity instruments for services                             5,374,265            346,500         10,059,265
   Change in assets and liabilities:
         Deposits                                                                   (231)               (81)              (550)
         Prepaid expenses                                                        (10,000)                 -            (10,000)
         Accrued interest                                                         30,129              9,627             58,364
         Accounts payable                                                         25,973            (34,216)            23,297
                                                                            ------------       ------------       ------------

Net cash used in operating activities                                           (946,035)          (145,188)        (1,710,435)
                                                                            ------------       ------------       ------------

Investing activities:
   Cash from acquired subsidiaries                                                     -                                 1,980
   Purchase of property and equipment                                            (11,639)                              (12,027)
                                                                            ------------       ------------       ------------

Net cash provided by investing activities                                        (11,639)                              (10,047)
                                                                            ------------       ------------       ------------

Financing activities:
   Proceeds from issuance of common stock                                        500,000                  -            815,160
   Proceeds from issuance of debt to related parties                                   -                  -             39,840
   Proceeds from issuance of debt, shareholders                                  510,000            138,786            945,750
                                                                            ------------       ------------       ------------

Net cash provided by financing activities                                      1,010,000            138,786          1,800,750
                                                                            ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                              52,326             (6,402)            80,268

Cash and equivalents, beginning of period                                         27,942              7,419                  0
                                                                            ------------       ------------       ------------

Cash and equivalents, end of period                                         $     80,268       $      1,017       $     80,268
                                                                            ============       ============       ============



        See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                Consolidated Statements of Cash Flows - Unaudited




September 30,                                             2004          2003
-------------                                         -----------    -----------
Cash paid for interest                                $       322    $    2,041
Cash paid for taxes                                             -             -
                                                      -----------    ----------
Non-cash investing and financing activities:
Issuance of stock for services                          5,374,265             -
Issuance of stock for accrued compensation                350,000             -
Conversion of debt to warrants                          6,186,373             -
Conversion of debt to equity                            1,033,475             -
Non-cash interest, beneficial conversion feature          434,000        71,492






     See accompanying summary of accounting policies and notes to unaudited consolidated financial statements



                                                  SBS Interactive, Co.
                                           (A Development Stage Enterprise)
                               Consolidated Statements of Stockholders' Deficit - Unaudited

                                                                                                          Deficit
                                                                            Other                       Accumulated
                                         Common Stock                    Comprehensive    Additional    During the
                                    --------------------    Deferred     Loss-foreign      Paid in      Development     Total Equity
                                      Shares     Amount   Compensation     Currency        Capital         Stage         (Deficit)
                                    ---------- ---------  ------------   -------------   -----------   ------------     ------------
Common stock issued for cash
  (09/20/1996)                       500,000    $   500    $       -      $       -      $     9,500   $          -     $    10,000
Common stock issued for cash
  (10/01/1996 to 12/31/1996)          17,200         17                                        5,143                          5,160

Net loss during 1996                                                                                              -               -
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 1996          517,200       517            -              -           14,643                         15,160
Net loss during 1997                                                                                        (15,160)        (15,160)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 1997          517,200       517            -              -           14,643        (15,160)              0
Net loss during 1998                                                                                        (17,087)        (17,087)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 1998          517,200       517            -              -           14,643        (32,247)        (17,087)
Common stock issued for cash        6,000,000     6,000                                      294,000                        300,000
Net loss during 1999                                                                                        (54,829)        (54,829)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 1999        6,517,200     6,517            -              -          308,643        (87,076)        228,084
Net loss during 2000                                                                                        (55,545)        (55,545)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 2000        6,517,200     6,517            -              -          308,643       (142,621)        172,539
Common stock issued for services
  (11/30/2001)                        500,000       500                                    3,874,500                      3,875,000
Net loss during 2001                                                                                     (3,941,567)     (3,941,567)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 2001        7,017,200     7,017            -              -        4,183,143     (4,084,188)        105,972
Common stock issued for business
  acquisition (10/29/2002)          3,180,984     3,181                                     (313,938)                      (310,757)
Debt discount arising from
  beneficial conversion feature                                                               33,000                         33,000
Net loss during 2002                                                                                       (226,317)       (226,317)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 2002,
  restated                         10,198,184    10,198            -              -        3,902,205     (4,310,505)       (398,102)
Common stock issued for services
  (07/01/2003)                        100,000       101                                      346,399                        346,500
Debt discount arising from
  beneficial conversion feature                                                              465,750                        465,750
Common stock issued for services
  (11/20/2003)                      1,000,000     1,000                                      109,000                        110,000
Stock discount expense                                                                       103,500                        103,500
Deferred compensation                                       (100,000)                                                      (100,000)
Foreign currency translation                                                 (9,339)                                         (9,339)
Net loss during 2003                                                                                     (1,552,457)     (1,552,457)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at December 31, 2003       11,298,184   $11,299    $(100,000)     $  (9,339)     $ 4,926,854   $ (5,862,962)    $(1,034,148)








                                                  SBS Interactive, Co.
                                           (A Development Stage Enterprise)
                               Consolidated Statements of Stockholders' Deficit - Unaudited


Common stock issued for services
  (02/09/2004)                      3,500,000     3,500                                      346,500                        350,000
Warrants issued for services
  (02/09/2004)                                                                                48,000                         48,000
Warrants issued to retire
  outstanding debt (02/2004)                                                               6,186,373                      6,186,373
Common stock issued to retire
  debt (02/2004)                    3,741,111     3,741                                      904,331                        908,072
Common stock issued to retire
  debt (02/2004)                      589,709       590                                      124,813                        125,403
Shares issued for services
  (02/04/04 and 02/19/04)             500,000       500                                      109,500                        110,000
Shares issued for services
  (02/09/04)                          250,000       250                                       24,750                         25,000
Shares issued for services
  (03/29/04)                          230,000       230                                      252,770                        253,000
Warrants issued for services
  (04/01/04)                                                                                 225,853                        225,853
Warrants issued for services
  (04/01/04)                                                                                  22,355                         22,355
Warrants issued for services
  (05/01/04)                                                                                  17,293                         17,293
Warrants issued for services
  (06/01/04)                                                                                  12,067                         12,067
Warrants issued for services
  (06/29/04)                                                                                  43,719                         43,719
Warrants issued for services
  (07/01/04 and  08/01/04)                                                                    17,977                         17,977
Debt discount arising from
  beneficial conversion feature                                                              434,000                        434,000
Deferred compensation                                         99,000                                                         99,000
Foreign currency translation                                                (23,393)                                        (23,393)
Shares issued for services
  (07/22/04)                        7,313,333     7,313                                   4,380,687                       4,388,000
Shares issued for services
  (08/06/04)                          200,000       200                                     111,800                         112,000
Common stock units issued for
  cash (08/06/04)                   1,250,000     1,250                                     498,750                         500,000
Net loss period ended
  September 30, 2004                                                                                    (13,097,087)    (13,097,087)
                                   ----------   -------    ---------      ---------      -----------   ------------     -----------
Balance at September 30, 2004      28,872,337   $28,873    $  (1,000)     $ (32,732)     $18,688,392   $(18,960,049)    $  (276,516)
                                   ==========   =======    =========      =========      ===========   ============     ===========


            See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in the SBS Interactive, Co. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


NATURE OF OPERATIONS

SBS Interactive, Co. (the "Company") was incorporated on September 20, 1996 under the laws of the State of Florida as Cosmetics Consultants Corp. for the purpose of marketing sales and support services to retailers of cosmetic companies. In November 1999, the Company changed its activities to acting as a consultant to internet related enterprises that were seeking capital. In July, 2002 the Company changed its activities to operate as a consumer electronics company focused on developing, marketing and licensing products that enabled the consumers to use their televisions as an interactive medium. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of its subsidiary's product.

On November 25, 1996, Cosmetics Consultants Corp. changed its name to Lomillo Consultants Corp. On July 17, 1997, the Company amended and restated its articles of incorporation and changed its name to Inet Commerce Conduit Corp. On July 30, 2002, the Company amended and restated its articles of incorporation and changed its name to SBS Interactive, Co.

SBS Interactive, Inc. ("SBS, Inc."), the Company's wholly owned subsidiary, was incorporated on August 3, 2000 under the laws of the State of Nevada. SBS, Inc.'s line of business is to design, develop and manufacture technology which captures a user's image and local background environment and composites that image side-by-side with a pre-recorded image. SBS, Inc. has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of its product.

In May 2002, SBS Inc. acquired High Plateau Holdings, Inc. ("High Plateau"), as a wholly owned subsidiary. High Plateau was incorporated on April 3, 1974 under the laws of Canada and had been operating as a development stage enterprise since its inception devoting substantially all its efforts to its ongoing development. High Plateau has had no significant transactions since inception other than the acquisition and development of its technology (United States Patent Number 6,072,933).

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
                   Summary of Significant Accounting Policies


PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts the Company and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions have been eliminated.


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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

 September 30,                               2004                  2003
 --------------------------------------------------------------------------

 Risk free interest rate                        4%                   -%
 Expected life                            3 years                    -
 Expected volatility                      208-216%                   -%
 Dividend yield                               0.0                    -

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements


1.   GOING CONCERN

The accompanying unaudited financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $20 million and, at September 30, 2004, has a working capital deficit of approximately $276,516. The Company presently has no established source of revenue. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   NOTE PAYABLE, SHAREHOLDER

Notes payable consist of the following:

September 30,                                         2004
-------------                                      ---------

Note payable to related party, due on              $ 100,000
demand, bearing interest at 5% per annum,
unsecured.
Note payable to related party, due on              $ 100,000
demand, bearing interest at 6% per annum,
unsecured.
                                                   ---------
                                                     200,000
                                                   ---------
Less current portion                                 200,000
                                                   ---------
Long-term                                          $       -
                                                   =========


In January 2004 the notes payable to Arthur Cohn were consolidated and extended with a stated interest rate of 6% per annum and a due date of April 30, 2004. This note allowed the Company to borrow up to $841,750 in the aggregate, was secured by the Company's assets and was convertible immediately at the holder's discretion into shares of the Company's common stock equal to the lesser of $.04 per share or 60% of the average closing prices for the 5 trading days

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements


immediately prior to the applicable conversion date. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was calculated at an estimated fair value of $410,000 (limited to the face amount of the new debt acquired) and was amortized over the life of the note. The Company issued 3,741,111 shares of its common stock upon conversion of these debts at $0.22 per share on March 17, 2004.

In connection with these financings, the Company recorded an aggregate charge to non-cash interest, including amortization of debt discount, in the amount of $563,621 and $71,492 (restated) for the six months ended June 30, 2004 and 2003, respectively.

In May and June, 2004 the Company received loans from Arthur Cohn with a stated interest rate of 6% per annum and due upon demand.

On July 21, 2004 the Company received a loan from Arthur Cohn with an interest rate of 6% per annum and a maturity date of September 30, 2004. The loan was repaid on September 30, 2004.

The Company renegotiated the note payable with Maple Leaf Holdings in the amount of $100,000 extending the due date from August 31, 2003 to due on demand. It continues to accrue interest at a rate of 5% per annum.


3.   COMMON STOCK

Shares Issued for Debt
----------------------

On March 17, 2004, Arthur Cohn exercised his conversion rights under the promissory note. As an inducement to Mr. Cohn to take this action, the Company issued a warrant to purchase 4,741,111 shares of the Company's common stock, as payment for principal and accrued interest totaling $908,072 previously loaned to the Company. The Company issued 3,741,111 shares of its common stock and a warrant to acquire up to 4,741,111 shares of common stock at the following exercise prices: the first 3,741,111 shares at $1.00 per share and an additional 1,000,000 shares at $0.85 per share. The warrant expires March 18, 2007 and is fully vested at grant. The Company recorded the issuance of these warrants valued at $5,396,202 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the three months ended March 31, 2004, $5,396,202 was charged to expense as a debt restructuring charge. On July 11, 2004 the Company issued another 7,313, 333 shares to settle claims made by Mr. Cohn in June 2004 regarding a renegotiated settlement agreement which had raised the conversion rate from $.04 to $.225 immediately prior to the conversion of the debt. The issuance of these shares gave the shareholder a controlling interest (49.8%) of the Company. An expense of $4,388,000 was recognized during the six months ended June 30, 2004 on the statement of operations.

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements


On March 19, 2004 the Company issued shares and warrants to Todd Gotlieb (a shareholder) as payment for principal and accrued interest totaling $57,711 previously loaned to the Company. The Company issued 264,923 shares of iys common stock and warrants to acquire up to 318,034 shares of common stock at the following exercise prices: the first 264,923 shares at $1.00 per share and an additional 53,111 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $346,407 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the three months ended March 31, 2004, $346,407 was charged to expense as a debt restructuring charge.

On March 17, 2004 the Company issued shares and warrants to Challure Holdings (a shareholder) as payment for principal and accrued interest totaling $67,692 previously loaned to the Company. The Company issued 324,786 shares of its common stock and warrants to acquire up to 389,898 shares of its common stock at the following exercise prices: the first 324,786 shares at $1.00 per share and an additional 65,112 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. During the three months ended March 31, 2004, $443,684 was charged to expense as a debt restructuring charge.

The Company recorded the issuance of these warrants valued at $443,684 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%.

Stock issued for services
-------------------------

On February 9, 2004 the Company issued 3,500,000 shares having a fair market value of $0.10 per share to two shareholders for past services performed. An expense of $350,000 was reflected in non-cash compensation on the December 31, 2003 statement of operations. During the three months ended March 31, 2004, these shares were issued to settle the unpaid accrued compensation.

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

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements


Warrants and Options
--------------------

On June 25, 2004 the Company issued warrants to acquire up to 100,000 shares of common stock at the exercise price of $0.75 per share for consulting fees. The warrants expire June 24, 2007 and are vested as follows: 20,000 shares vested on April 1, 2004, 20,000 shares vested on May 1, 2004, 20,000 shares vested on June 1, 2004, 20,000 shares will vest on July 1, 2004, and 20,000 will vest on August 1, 2004. During the three months ended June 30, 2004, $22,355, $17,293 and $12,067 was charged to expense as non-cash compensation. During the three months ended September 30, 2004, $17,977 was charged to expense as non-cash compensation.

The Company recorded the issuance of these warrants valued at $69,692 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 208% and a risk free interest rate of 4.0%.

On February 9, 2004 the Company issued warrants to acquire up to 20,512 shares of common stock at the exercise price of $1.25 per share for consulting services performed. The warrants expire March 19, 2007 and are fully vested at grant. During the three months ended March 31, 2004, $48,000 was charged to expense as non-cash compensation.

The Company recorded the issuance of these warrants valued at $48,000 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 208% and a risk free interest rate of 4.0%.

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

Private Placement Common Stock offering
---------------------------------------

On August 6, 2004 the Company completed a private placement common stock offering to qualified investors. The offering was for the sale of units. Each unit consisted of one share of common stock and a warrant. The price per unit

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements


was $0.50. The warrant grants the holder the right to purchase two shares of the Company's common stock for every one unit purchased at exercise prices of $1.00 per share for the first share and $1.25 per share for second share. The stock offering contained provisions for a "reset price" which was to be the lowest average closing price for the five consecutive trading days prior to the closing, however the Reset Price was not to be less than $0.35 per share. The Company sold 1,250,000 units at reset price of $.40 per share for an aggregate of $500,000.

The following table summarizes information about fixed stock warrants outstanding at September 30, 2004:


                           Warrants Outstanding           Warrants Exercisable
                  -------------------------------------  -----------------------
                                   Weighted
                                   Average     Weighted                Weighted
                                  Remaining    Average                  Average
   Range of          Number      Contractual   Exercise     Number     Exercise
Exercise Prices   Outstanding       Life         Price   Exercisable     Price
-------------------------------------------------------  -----------------------
    $ 1.25         1,450,000         2.8         1.25    1,450,000       1.25
      1.00         5,801,332         2.6         1.00    5,801,332       1.00
      0.85         1,477,611         2.5         0.85    1,477,611       0.85
      0.75           100,000         2.7         0.75      100,000       0.75
      0.50           825,000         3.8          .50      825,000       0.50


4.  RELATED PARTY TRANSACTIONS

Consulting Services
-------------------

Fees totaling $154,677 and $41,420 have been paid to officers and companies owned by shareholders during the periods ended September 30, 2004 and 2003 for administrative fees, consulting services rendered and expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

Lease Commitments
-----------------

Lease expense for the periods ended September 30, 2004 and 2003 amounted to $21,631 and $10,397. At September 30, 2004, the Company was subleasing the office space under a month-to-month lease from a related company for monthly payments of $2,500 Canadian.


5.   RESTATEMENT

The Company has restated its 2003 financial statements to change the accounting for the acquisition of SBS, Inc. which took place on October 29, 2002 and which was accounted for under FASB 141. The Company has accounted for the acquisition in accordance with SEC Topic 5-G, therefore, the valuation of the 3,180,984 shares issued for the acquisition of SBS, Inc., has changed from the value of the shares issued to the historical cost basis of SBS, Inc.'s assets and

                              SBS Interactive, Co.
                        (A Development Stage Enterprise)
            Notes to the Unaudited Consolidated Financial Statements


liabilities under GAAP. A change to the recognition of a beneficial conversion feature was also recorded in accordance with EITF 98-5 and 00-27, and was amortized over the life of the notes rather than being recognized in full at inception

The effects of the restatements to the nine months ended September 30, 2004 are as follows:

                                   As previously filed              As restated
 Total Assets                           $2,529,733                      $5,598
 Stockholders Equity/(Deficit)          $1,982,429                   $(559,688)
 Net Loss                                 $786,201                    $530,390


5.   SUBSEQUENT EVENTS

In November 2004 the Company received a loan from Mr. Arthur Cohn in the amount of $150,000. The Company has agreed to the terms of a Secured Convertible Promissory Note and Common Stock Purchase Warrant, which the Company anticipates will be executed no later than November 15, 2004. Pursuant to the terms of the Secured Convertible Promissory Note, the loan will bear interest at the rate of 6% and will be due to be paid on demand. In the event of a default, the interest rate will increase to 15%. The loan will also secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 1,500,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

Subsequent to the quarter ended September 30, 2004 the Company entered into various consulting agreements with individuals or entities to assist in the promotions of its products. The Company intends to utilize the issuance of equity as compensation for some of the services to be received.

PART 1 - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1 of this report, as well as the following:

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

These interim financial statements are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Accordingly, your attention is directed to footnote disclosures included in the audited financial statements found in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and particularly to the summary of significant accounting policies.

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

     In August 2004 we received our first purchase order for set-top boxes. The amount of the purchase order was $280,000.

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

     In February 2004 we reached an agreement with three of our creditors, including Mr. Todd Gotlieb, our President, Challure Holdings, an entity controlled by Mr. Barry Alter, a former director, and Mr. Arthur Cohn, our largest stockholder, to pay approximately $974,435 of our debt with our common stock. In conjunction with these agreements, we also agreed to issue to each creditor a warrant to purchase our common stock at exercise prices of $0.85 and $1.00 per share. These agreements were subsequently prepared and executed in March 2004. When we are able to do so, we also pay consultants with our common stock, to conserve our cash.

     Our largest stockholder, Mr. Arthur Cohn, has continued to loan us money as we need it. In July 2004, we executed five agreements with Arthur Cohn. Pursuant to the First Amendment to Assignment and Agreement to Convert Debt, we agreed to issue to Mr. Cohn an additional 7,313,333 shares of our common stock to settle alleged claims Mr. Cohn asserted relating to his agreement, in March 2004, to convert loans made by him to our securities. The Master Loan Agreement governs current and future loans made to us by Mr. Cohn. The Pledge and Security Agreement secures the repayment of any loans made by Mr. Cohn to us with our assets. The Secured Convertible Promissory Note in the amount of $100,000 originally allowed Mr. Cohn to convert the principal and interest of the loan into shares of our common stock at the price of $0.50 per share, although this price was reduced to $0.40 per share in November 2004 as a result of certain anti-dilution rights Mr. Cohn has, which required us to reset the price per share in accordance with the terms of the private offering of units we made in August 2004. The loan bears interest at 6% per annum and is payable on demand. Mr. Cohn's anti-dilution rights will entitle him to convert the principal and interest of the loan into 250,000 shares of our common stock (rather than 200,000 shares). Mr. Cohn also received a Common Stock Purchase Warrant that is subject to the anti-dilution rights and now allows him to purchase up to 500,000 shares of our common stock (rather than 400,000 shares), 250,000 shares at an exercise price of $1.00 and 250,000 shares at an exercise price of $1.25.

     On July 26, 2004 we borrowed an additional $27,500 from Mr. Cohn. This loan was paid from the proceeds of the private offering of units we undertook in August 2004.

     In August 2004 we completed an offering of units to accredited investors, including an investor who was outside the United States. The units were comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price was $0.40, and the warrant exercise prices were $1.00 and $1.25, respectively. We raised $500,000 in this offering. The proceeds of the offering have been used primarily to pay for operating expenses and for expenses relating to the launch of our product. Even with the proceeds from this offering, we will need to raise additional funds soon to continue our operations. Pursuant to the terms of an agreement we have with our largest security holder, Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will be required to severely curtail, or even cease, our operations.

     In November 2004 we received an additional loan from Arthur Cohn in the amount of $150,000. We have agreed to the terms of a Secured Convertible Promissory Note and Common Stock Purchase Warrant, which we anticipate will be executed no later than November 15, 2004. Pursuant to the terms of the Secured Convertible Promissory Note, the loan will bear interest at the rate of 6% and will be due to be paid on demand. In the event of a default, the interest rate will increase to 15%. The loan will also secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 1,500,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

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

     The effects of the restatements for the nine months ended September 30, 2003 are as follows:

                                       As previously filed           As restated

Total Assets                               $2,529,733                 $   5,598
Stockholders Equity/(Deficit)              $1,982,429                 $(559,688)
Net income (loss)                             786,201                 $ 530,390

     Our development stage expenses for the three and nine month periods ended September 30, 2004 were $419,804 and $12,519,280, respectively, as compared to $56,262 and $449,142 in development stage expenses for the three month and nine month periods ended September 30, 2003. During the nine month period ended September 30, 2004, we granted common stock and warrants to induce conversion of debt and settle claims valued at $6,186,373. During the three month and the nine month periods ended September 30, 2004, we issued common stock and warrants to employees and consultants in exchange for services rendered to us, which accounted for $50,977 and $5,374,265, respectively, in expense. In comparison, we had no such expenses for the three months ended September 30, 2003 and a total of $346,500 in non-cash compensation expenses for the nine months ended September 30, 2003. Other operating expenses for the three and nine month periods ended September 30, 2004 included selling, general and administrative expenses of $368,827 and $958,642, respectively. In comparison, for the three and nine month periods ended September 30, 2003 we had $56,262 and $102,642, respectively, in selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three and nine month periods ended September 30, 2004 resulted from the ramp-up of our business while the increase in non-cash compensation resulted not only from ramping-up our business, which meant retaining the services of individuals who could assist us with the marketing of our product, but also from an increase in professional fees that were incurred as a result of the preparation of filings we are required to make with the Securities and Exchange Commission and the preparation or review of general business documents. We have adopted two employee benefit plans that will permit us to pay employees, officers, directors, consultants and agents with our common stock or options to purchase common stock, so long as the services these individuals render to us do not relate to capital raising transactions. With the consent of Mr. Arthur Cohn, we will continue to pay compensation and debt with our securities whenever possible, in order to conserve our cash for operations.

     Our loss from operations for the three and nine month periods ended September 30, 2004 was $419,804 and $12,519,280, respectively, as compared to loss from operations of $56,262 and $449,142 for the same periods in the prior fiscal year. As a result of the payment of debt with securities, we incurred non-cash interest expense for the three and nine month periods ended September 30, 2004 of $0 and $563,621, respectively, from the amortization of debt discount, as compared to non-cash interest expense in the amount of $30,000 and $71,491, respectively, for the same periods in the prior fiscal year. Interest expense for the three and nine month periods ended September 30, 2004 was $3,046 and $14,187, respectively, as compared to interest expense of $3,919 and $9,757 for the three and nine month periods ended September 30, 2003. Interest expense relates to a loan of $100,000 made to us by Maple Leaf Holdings. The loan accrues interest at the rate of 5% per annum.

     Because of the increase in expenses related to implementation of our business plan, including the expenses we incurred by paying compensation and loans with our securities, our net loss for the three and nine month periods ended September 30, 2004 was $422,850 and $13,097,087, respectively, as compared to a net loss of $82,343 and $530,390, respectively, for the three and nine month periods ended September 30, 2003.

     In May 2004 we received the completed prototype of the Side-by-Side(TM) set-top box and we began our marketing efforts. A dance and fitness instruction facility, a global digital media company and a team of stunt professionals have agreed to use our product and to act as value-added resellers of our Side-by-Side hardware. We have not yet earned any revenues from the sales of our product. Even though we have received our first purchase order for our product, we do not anticipate that sales of our product will immediately provide us with the revenue we need to maintain our operations. In order to maintain our operations, we will be required to either continue borrowing money or to raise money through the sale of our securities. Pursuant to the terms of an agreement we have with our largest security holder, Mr. Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will have to severely curtail, or even cease, our operations.

     Net cash used in operating activities for the nine month period ended September 30, 2004 was $(946,035) as compared to $(145,188) in net cash used in operating activities for the nine month period ended September 30, 2003.

     We used $11,639 to purchase property and equipment during the nine month period ended September 30, 2004, as compared to $0 used to purchase property and equipment during the nine month period ended September 30, 2003. This increase in investment in property and equipment related to the ramp-up of our business.

     During the nine month period ended September 30, 2004, $500,000 was provided to us from gross proceeds raised through the sale of units composed of common stock and warrants and $510,000 was provided to us from security holder loans. During the nine month period ended September 30, 2003, we raised no money through sales of our securities, although we received $138,786 from security holder loans.

     As of the nine month period ended September 30, 2004 we had a net loss of $13,097,087 and a working capital deficiency of approximately $276,516. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report on our consolidated financial statements for the year ended December 31 2003. In that report and in the notes to the consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our liquidity problems and to obtain adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern.


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

PART II - ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In June 2004 our Board of Directors approved a Consulting Agreement with Done! Ventures, Inc. pursuant to which we issued to Mr. Benjamin Padnos an option to purchase 100,000 shares of our common stock. The exercise price is $0.75 per share. The right to exercise the option vests on a monthly basis in equal increments of 20,000 shares. The term of the option is three years. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupies a status with us that affords him effective access to the information that registration would otherwise provide.

     On July 22, 2004 we agreed to issue to Mr. Arthur Cohn an additional 7,313,333 shares of our common stock to settle alleged claims Mr. Cohn asserted relating to his agreement, executed in March 2004, to convert loans made by him to our securities. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupies a privileged status relative to us that affords him effective access to the information that registration would otherwise provide.

     In August 2004 we completed an offering of units to accredited investors. The units were comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price was $0.40, and the warrant exercise prices were $1.00 and $1.25, respectively. We raised gross proceeds of $360,000 through this offering. These securities were issued in reliance on Rule 506 of Regulation D. There was no general solicitation or advertising engaged in by us in making this offering and each of the offerees was an accredited investor.

     In August 2004 we also completed an offering of units to an off-shore investor. The units were comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price was $0.40, and the warrant exercise prices were $1.00 and $1.25, respectively. We raised gross proceeds of $140,000 through this offering. These securities were issued in reliance on Regulation S promulgated under the Securities Act of 1993. The offer and sale of the security occurred outside of the United States.

PART II - ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

PART II - ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II - ITEM 5  OTHER INFORMATION

     In November 2004 we received a loan from Mr. Arthur Cohn in the amount of $150,000. We have agreed to the terms of a Secured Convertible Promissory Note and Common Stock Purchase Warrant, which we anticipate will be executed no later than November 15, 2004. Pursuant to the terms of the Secured Convertible Promissory Note, the loan will bear interest at the rate of 6% and will be due to be paid on demand. In the event of a default, the interest rate will increase to 15%. The loan will also secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 1,500,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

     Subsequent to the quarter ended September 30, 2004 we entered into various consulting agreements with individuals or entities we believe can assist us with the promotion of our product. We also intend to enter into a consulting agreement with an entity that we believe can assist us with our investor relations and with increasing awareness of our business in the financial community. Our securities will make up some or all of the compensation we will pay for these services.

PART II - ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

2 Articles and Plan of Merger of SBS Acquisition, Inc. with and into SBS Interactive, Inc. (2)
3.1       Certificate of Incorporation, as amended (1)
3.2       Bylaws (1)
10.1 First Amendment to Assignment and Agreement to Convert Debt dated July 22, 2004 among SBS Interactive, Co., SBS Interactive, Inc. and Arthur Cohn (3)
10.2 Master Loan Agreement dated July 22, 2004 among SBS Interactive, Co., SBS Interactive, Inc. and Arthur Cohn (3)
10.3 Pledge and Security Agreement entered into among SBS Interactive, Co., SBS Interactive, Inc. and Arthur Cohn dated July 22, 2004 (3)
10.4 Secured Convertible Promissory Note in favor of Arthur Cohn the amount of $100,000 dated July 22, 2004 (3)
10.5      Common Stock Purchase Warrant (3)
10.6      Promissory Note in favor of Arthur Cohn in the amount of $27,500 (3)
10.7      Common Stock Purchase Agreement (4)
10.8      Common Stock Purchase Warrant (4)
10.9      Letter dated November 5, 2004 to Mr. Arthur Cohn (5)
31        Certification pursuant to Rule 13a-14(a) and 15d-14(a) (5)
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)


(1) Incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 3, 1999, as amended.
(2) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002.
(3) Incorporated by reference from the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
(4) Incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 30, 2004.
(5)  Filed herewith.

REPORTS ON FORM 8-K

     On August 30, 2004, the Registrant filed a current report disclosing that it had raised $500,000 in gross proceeds from a private offering of its securities.

     On September 9, 2004, the Registrant filed a current report disclosing its receipt of a purchase order in the amount of $280,000 for set-top boxes. This report was amended on September 10, 2004 to indicate that the number of set-top boxes ordered was 1,000, not 10, as had originally been reported.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2004
                                   SBS Interactive, Co.



                                   By: /s/ Todd Gotlieb
                                      ------------------------------------------
                                      President and Principal Accounting Officer
                                     (Principal accounting and financial officer
                                     for the quarter)