Form 10KSB
period 2004-12-31
SBS INTERACTIVE CO
filed 2005-04-15
CIK 1085220

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-28363

                              SBS INTERACTIVE, CO.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Florida                                              65-0705830
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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
Yes    X       No
     ------       ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2004 totaled $0.

     The number of shares of the issuer's common stock, $0.001 par value per share, outstanding as of March 23, 2005 was 30,027,576. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 23, 2005, based on the average bid and ask price on the OTC Bulletin Board as of such date, was approximately $13,512,409.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

Transitional Small Business Disclosure Format:   Yes    X       No
                                                      ------        -----

                                TABLE OF CONTENTS

                                                                        Page No.

PART I

Forward Looking Statements                                                    1

Risk Factors                                                                  2

Item 1.  Description of Business                                              4

Item 2.  Description of Property                                             12

Item 3.  Directors, Executive Officers and Significant Employees             12

Item 4.  Remuneration of Directors and Officers                              13

Item 5.  Security Ownership of Management and Certain Shareholders           15

Item 6.  Interest of Management and Others in Certain Transactions           16

Item 7.  Description of Securities                                           17

PART II

Item 1.  Market Price of and Dividends on the Registrant's
          Common Equity and Other Shareholder Matters                        17

Item 2.  Legal Proceedings                                                   18

Item 3.  Changes in and Disagreements with Accountants                       18

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Compliance with Section 16(a) of the Exchange Act/                  19
          Adoption of Code of Ethics

PART F/S

Report of Independent Registered Accounting Firm                            F-1

Consolidated Balance Sheet as of December 31, 2004                          F-2

Consolidated Statements of Operations for the Years Ended
     December 31, 2004 and December 31, 2003 and from Inception             F-3

Consolidated Statements of Comprehensive Loss for the Years
     Ended December 31, 2004 and December 31, 2003 and
     from Inception                                                         F-4

Consolidated Statements of Stockholders' Deficit for the
     Period from September 20, 1996 (Inception) to
     December 31, 2004                                               F-5 - F-10

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2004 and December 31, 2003
     and from Inception                                             F-11 - F-12

Notes                                                               F-13 - F-31

PART III

Index to Exhibits                                                            20

Signatures                                                                   22

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

                                  RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS VERY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE HAD NO OPERATIONS TO DATE.

     We are a development stage company and, to date, we have had no operations. As of the year ended December 31, 2004 we had a net loss (from inception) of $19,509,390 and a working capital deficiency of approximately $910,000. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report for our consolidated financial statements at December 31 2004. In that report and in the notes to the consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our lack of liquidity and obtain adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern. Because we have no operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business.

THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING.

     Since we have not yet generated revenues, our ability to continue in existence and to develop our business depends upon our ability to obtain funding for our operations. Since 2002, we have sustained our operations primarily with loans from a single individual, Mr. Arthur Cohn. Neither Mr. Cohn, nor any other person, is required or bound by any agreement with us to loan us money or to invest in our securities. If Mr. Cohn refuses to loan us more money or to invest in our securities when we need additional funds, and if we do not receive adequate funding from other sources, it is unlikely that we could continue our business.

WE ARE DEVELOPING AND MANUFACTURING ONLY ONE PRODUCT, THEREFORE, WE WILL NOT HAVE THE ABILITY TO RELY UPON OTHER PRODUCT LINES IN THE EVENT OF OUR INABILITY TO SUCCESSFULLY COMPETE IN THE MARKET.

     The only product we are presently developing is our interactive video technology for use with television sets. We do not presently intend to engage in developing other products. Accordingly, our success will depend entirely upon the success of this single product. We will not have the benefit of reducing risk through the diversification of products.

THE SUCCESS OF OUR BUSINESS REQUIRES ACCEPTANCE OF OUR PRODUCT IN THE MARKETPLACE. IF A DEMAND FOR OUR PRODUCT DOES NOT DEVELOP, OUR BUSINESS WILL BE UNSUCCESSFUL.

     Our interactive video technology for televisions is novel and unproven. Our ability to grow and sustain our business depends upon the acceptance of our product primarily by businesses. Without significant acceptance by businesses, we will probably not be able to achieve and sustain profitable operations. At this time it is impossible for us to predict the degree to which demand for our product will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

WE ARE SUBJECT TO THE RISKS AND UNCERTAINTIES INHERENT IN DEVELOPING BUSINESSES. OUR FAILURE TO PLAN OR FORECAST ACCURATELY COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR DEVELOPMENT.

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

     Our future success will depend, to a significant degree, on the continued services of our President, Mr. Todd Gotlieb. We do not have, and currently we do not intend to acquire, key-man insurance on the life of Mr. Gotlieb. The loss of Mr. Gotlieb's services would have a material adverse effect on our business and operations.

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

     On May 30, 2002, prior to executing the Merger Agreement, Interactive acquired U.S. Patent Number 6,072,933 covering our Side by Side(TM) interactive video technology product by acquiring all of the issued and outstanding stock of High Plateau Holdings, Inc. The patent was issued in June 2000. Side by Side(TM) technology is based upon "blue screen" technology. Used primarily in the making of movies and television programming, blue screen technology allows actors to perform in front of a blue background screen, upon which background images are superimposed at a later time by a chromakey processor. Side by Side(TM) uses its patented reverse blue screen technology to playback, on the user's television screen, pre-recorded programming into which the user's environment, as photographed by the digital camera in the Side by Side(TM) set-top box, is combined. In other words, the user and his surroundings will appear with the pre-recorded programming along with the actors. The Side by Side(TM) set-top box is easily connected between the user's DVD player and the TV monitor. For optimal versatility, the set top unit - which can be modified to fit a number of footprints - is also designed to facilitate easy recording of the combined images (viewer and content) by simply connecting it to most VCR or DVD recorders.

     Our Side by Side(TM) set top box incorporates the use of patented software with a digital camera and a keyer unit developed under an exclusive agreement with Ultimatte Corporation, a leader in "blue screen" technology. The prototype unit was delivered to us in May 2004 and testing of the unit was completed on June 11, 2004. During the 2004 fiscal year, Ultimatte Corporation submitted the unit to the FCC and Underwriters' Laboratories, Inc. ("UL"). We have been informed by Ultimatte Corporation that the unit received preliminary approval from UL on August 10, 2004 and Class B approval from the FCC on July 19, 2004. Once these approvals are obtained the set-top box can be marketed in the United States and Canada.

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

     We plan to license our technology to others in the electronic entertainment and telecommunications industries such as the film and music industries, the fitness, exercise and martial arts industries and the adult entertainment industries. Once we establish a business market, we will consider marketing the set-top boxes to consumers through existing retail outlets. In July 2004 we entered into an agreement with ViBE Dance and Fitness Studios Inc. ("ViBE"). Pursuant to this agreement, we will produce videos for ViBE, which it will sell to its customers along with our duo hardware. Under the agreement, ViBE will receive 50% of the profit generated from its sales of our duo hardware and the entire profit from the sale of the videos it produces, until it recovers the video production costs. After recovery of these costs, we will receive $5 for each video sold by ViBE. Alternatively, ViBE will receive $5 for each video produced by SBS and sold by ViBE. We have also entered into agreements with Kick Communications and Kontrolled Khaos pursuant to which they have agreed to engage us to produce videos for them that they will sell, along with our duo hardware. However, the definitive terms of these agreements have not yet been fully negotiated. To date, these are the only distribution arrangements we have entered into.

     During the 2004 fiscal year, we received an order for 1,000 set-top boxes from Digital Broadcast Corporation. Digital Broadcast Corporation has also ordered eight "duo specific" videos on DVD. Four of these videos have been produced by us and the remaining four were produced by ViBE especially for use with our product, pursuant to the agreement we signed in July 2004. The videos include subjects such as dance instruction, golf instruction, pilates exercise and children's entertainment. We are currently obtaining quotes for the replication of these videos.

         In March 2005, tooling by our manufacturer in Shanghai, China for the production of our product was completed. We expect to receive 25 pre-production samples by April 31, 2005. If those units are acceptable, we will place our first order for 2,000 set top boxes. We will ship 1,000 of these boxes to Digital Broadcast Corporation to fulfill its order and the remaining 1,000 boxes will make up our inventory for sale.

     During the past two fiscal years, we spent no money on research and development or on customer-sponsored research activities relating to the development of our technology.

     We have three full-time employees. We plan to add the services of a production manufacturing coordinator who will be responsible for coordinating the manufacture of our product overseas.

     In August 2002 we retained the services of Mr. Sam Ash who, in 2003 became our Secretary and a director, to begin building our brand and planning our marketing program. Mr. Ash receives $5,000 per month for these services. We have also been working with consultants who are helping to generate interest in our product. These individuals have backgrounds in the entertainment industry and in education. Depending on the agreement we reach, we pay these consultants solely with our securities or with our securities and cash.

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

     Pursuant to our acquisition of High Plateau Holdings, Inc., we acquired U.S. Patent Number 6,072,933 covering our Side by Side(TM) interactive video technology product. While we have not registered our trade name or our logo with either the United States Patent and Trademark Office or the Canadian Intellectual Property Office, we believe that eventually our name recognition will be important. Accordingly, we intend to aggressively defend our trade name and logo. We hold no licenses, franchises, concessions or royalty agreements, other than those discussed above.

Plan of Operation

     As a development stage company our capital requirements, particularly as they relate to product development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch our product, whether or not a market develops, and the pace at which the technology involved in making our product changes.

     Since our inception, we have relied on loans, sales of our securities and stock and options issued for services to sustain our operations. We will continue to do this until we are able to support our operations through sales of our product however, we cannot assure you that this will ever occur. We cannot guarantee that financing will be available to support our operations and if we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to continue our operations.

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

     Our largest stockholder, Mr. Arthur Cohn, has continued to loan us money, as we need it.

     In July 2004, we executed the following agreements with, or in favor of, Mr. Cohn. Pursuant to the First Amendment to Assignment and Agreement to Convert Debt, we agreed to issue to Mr. Cohn an additional 7,313,333 shares of our common stock to settle alleged claims Mr. Cohn asserted relating to his agreement, in March 2004, to convert loans made by him to our securities. The Master Loan Agreement governs the loans made to us by Mr. Cohn and the Pledge and Security Agreement secures the repayment of those loans with our assets and those of our subsidiaries. All of the promissory notes issued to Mr. Cohn are convertible and include both demand and piggy back registration rights as to the securities Mr. Cohn will receive upon conversion. The Master Loan Agreement prevents us from issuing more than 350,000 shares of common stock without first obtaining Mr. Cohn's consent. The Secured Convertible Promissory
Note in the amount of $100,000 that was issued in July 22, 2004 originally allowed Mr. Cohn to covert the principal and interest of the loan into shares of our common stock at the price of $0.50 per share. This promissory note was amended on November 8 and November 9, 2004, however, to reset the conversion price and to increase the number of shares of common stock that will be issued upon the conversion. As amended, the promissory note is convertible into common stock at a conversion price of $0.40 per share. Upon conversion, Mr. Cohn will also receive a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share and a warrant to purchase 250,000 shares of our common stock at an exercise price of $1.25 per share. The exercise prices of the warrants are subject to adjustment under certain circumstances. The loan bears interest at 6% per annum and is payable on demand. The conversion price of this loan was reset again to $0.20. This reset will increase the number of shares of common stock covered by the warrants from 250,000 shares to 500,000 shares.

     On July 26, 2004, we borrowed an additional $27,500 from Mr. Cohn. This loan was paid from the proceeds of the private offering of units we undertook in August 2004.

     On November 5, 2004, we issued a promissory note to Mr. Cohn in the amount of $150,000. The loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion, Mr. Cohn will also receive a warrant to purchase 750,000 shares of common stock at an exercise price of $1.00 per share and a warrant to purchase 750,000 shares of common stock at an exercise price of $1.25 per share. The exercise prices of the warrants are subject to adjustment under certain circumstances.

     In December 2004 Mr. Cohn made an additional loan to us in the amount of $87,150. The loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into shares of our common stock at a conversion price of $0.20 per share. Upon conversion, Mr. Cohn will receive a warrant to purchase 435,750 shares of our common stock at an exercise price of $1.00 per share, subject to adjustment under certain circumstances.

     Mr. Cohn loaned us an additional $166,000 on March 31, 2005. This promissory note is also convertible into shares of our common stock at a conversion price of $0.20 per share. Upon conversion, Mr. Cohn will receive a warrant to purchase 830,000 shares of common stock at an exercise price of $1.00 per share and a warrant to purchase 830,000 shares of common stock at an exercise price of $1.25 per share. The exercise prices of the warrants are subject to adjustment under certain circumstances.

     In August 2004 we completed an offering of units to accredited investors, including an investor who was outside the United States. The units were comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price was originally $0.50 per unit. However, in accordance with the requirements of the unit purchase agreement, the number of shares of common stock to be issued in exchange for the unit purchase price was reset at the closing based upon a price of $0.40 per share, and subsequently it was further reset based upon a price of $0.35 per share. The warrant exercise prices are $1.00 and $1.25, respectively. We sold 1,000,000 units and raised $500,000 in the offering. The proceeds of the offering were used primarily for operating expenses relating to the launch of our product. As a result of the reset provision, we were obligated to issue an additional 250,000 shares of common stock at the close of the offering, and we are now required to issue an additional 178,571 shares of common stock to these investors.

     On January 7, 2005 we sold 666,667 shares of our common stock to a single accredited investor. We raised a total of $200,000 through this offering. In March 2005, we sold 50,000 units to a single accredited investor. Each unit consisted of one share of our common stock and a warrant to purchase two shares of our common stock at a price of $1.00 and $1.25 per share. The per unit price was $0.40.

     Even with the proceeds from these offerings, we will need to raise additional funds soon to continue our operations. Pursuant to the terms of an agreement we have with our largest security holder, Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will be required to severely curtail, or even cease, our operations.

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

Change of Auditors and Subsequent Restatement of Financial Information

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

     The effects of the restatements for the twelve months ended December 31, 2003 are as follows:

                                           As previously filed       As restated

Total Assets                                   $2,529,733             $   5,598
Stockholders Equity/(Deficit)                  $1,982,429             $(559,688)
Net income (loss)                              $  786,201             $ 530,390


Results of Operations

     Our development stage expenses for the year ended December 31, 2004 were $12,747,528 as compared to $1,172,497 in development stage expenses for the year ended December 31, 2003. During the year ended December 31, 2004, we granted common stock and warrants to induce conversion of debt and settle claims valued at $6,186,373 as compared to no such transactions during the year ended December 31, 2003. During the year ended December 31, 2004, we issued common stock and warrants to employees and consultants in exchange for services rendered to us, which accounted for $5,160,151 in expense as compared to a total of $810,000 in non-cash compensation expenses for the year ended December 31, 2003. Other operating expenses for the year ended December 31, 2004 included selling, general and administrative expenses of $1,401,004. In comparison, for the year ended December 31, 2003 we had $362,497 in selling, general and administrative expenses. The increase in selling, general and administrative expenses for the year ended December 31, 2004 resulted from the ramp-up of our business while the increase in non-cash compensation resulted not only from ramping-up our business, which meant retaining the services of individuals who could assist us with the marketing of our product, but also from an increase in professional fees that were incurred as a result of the securities offerings we engaged in as well as the preparation or review of general business documents. We have adopted two employee benefit plans that will permit us to pay employees, officers, directors, consultants and agents with our common stock or options to purchase common stock, so long as the services these individuals render to us do not relate to capital raising transactions. With the consent of Mr. Arthur Cohn, we will continue to pay compensation and debt with our securities whenever possible, in order to conserve our cash for operations.

     Our loss from operations for the year ended December 31, 2004 was $12,747,528 as compared to loss from operations of $1,172,497 for the year ended December 31, 2003. As a result of the payment of debt with securities, we incurred non-cash interest expense for the year ended December 31, 2004 of $876,771 from the amortization of debt discount, as compared to non-cash interest expense in the amount of $353,621 for the year ended December 31, 2003. Interest expense for the year ended December 31, 2004 was $22,129 as compared to interest expense of $26,339 for the year ended December 31, 2003. Interest expense relates to a loan of $100,000 made to us by Maple Leaf Holdings that accrues interest at the rate of 5% per annum and loans from Mr. Cohn that accrue interest at the rate of 6% per annum.

     Because of the increase in expenses related to implementation of our business plan, including the expenses we incurred by paying compensation and loans with our securities, our net loss for the fiscal year ended December 31, 2004 was $13,646,428 as compared to a net loss of $1,552,457 for the fiscal year ended December 31, 2003.

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

     Net cash used in operating activities for the year ended December 31, 2004 was $1,118,055 as compared to $380,830 in net cash used in operating activities for the year ended December 31, 2003.

     We used $76,418 to purchase property and equipment during the year ended December 31, 2004, as compared to $1,183 used to purchase property and equipment during the year ended December 31, 2003. This increase in investment in property and equipment related to the ramp-up of our business.

     During the year ended December 31, 2004, $500,000 was provided to us from net proceeds raised through the sale of units composed of common stock and warrants and $743,012 was provided to us from security holder loans. During the year ended December 31, 2003, we received $402,536 from security holder loans.

     As of the year ended December 31, 2004 we had a net loss of $13,646,428 and a working capital deficiency of approximately $910,000. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report on our consolidated financial statements for the year ended December 31 2004. In that report and in the notes to the consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our liquidity problems and to obtain adequate financing to fulfill our development activities. These factors raise substantial doubt about our ability to continue as a going concern.

Subsequent Events (Unaudited)

     During January 2005, we sold 666,667 shares of our common stock at $0.30 for a total of $200,000 in cash.

     During January, February and March 2005, we issued a total of 30,000 shares of our common stock, with an aggregate value of $12,000, to an unrelated consultant for services rendered.

     During February 2005, we issued 200,000 shares of our common stock, with an aggregate fair value of $80,000, to our legal counsel in payment of accrued legal fees.

     During March 2005, our Board of Directors approved the sale of 50,000 shares of common stock at a price per share of $0.40 per share to an accredited investor.


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


ITEM 3.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.
(Item 8 of Model B of Form 1A)

         The following table sets forth information regarding our directors and executive officers.

    Name               Age           Position                Beginning of Term
    ----               ---           --------                -----------------

Todd E. Gotlieb        39       President, Principal         October 29, 2002
                                Accounting Officer and
                                Director

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

     We have decided to increase the number of directors on our Board of Directors from two members to three members. Furthermore, Sam Ash has indicated that he intends to resign this position in the near future. We have extended offers to two individuals to join our Board of Directors.


ITEM 4.   REMUNERATION OF DIRECTORS AND OFFICERS
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of our officers and directors during the fiscal year ended December 31, 2004 is as follows:

                            Capacity in Which
Name of Individual      Remuneration was Received         Aggregate Remuneration
------------------      -------------------------         ----------------------

Todd Gotlieb            President, Principal                    $120,000
                        Accounting Officer,
                        Director

Sam Ash(2)              Secretary, Director                     $60,000

-----------------
(1) On February 9, 2004, our Board of Directors granted to Mr. Gotlieb 3,000,000 shares of our common stock valued at $0.10 per share for past and future services as our President, Principal Accounting Officer and a director.
(2) Mr. Ash was appointed to our Board of Directors in September 30, 2003. On February 9, 2004, our Board of Directors granted to Mr. Ash an option to purchase 500,000 shares of our common stock at $0.50 per share as compensation for his services as a director and officer.


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

     On March 23, 2005, we had remaining in the plan a total of 5,590,000 shares. On that date, the value of the shares was $0.45 per share for an aggregate value of $2,515,500.


ITEM 5. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS (Item 10 to Model B of Form 1A)

     The following table sets forth information as of March 23, 2005 with respect to the ownership of our common stock by our officers and directors, our officers and directors as a group and any person owning 10% or more of our common stock: We do not have authorized, nor have we issued, non-voting securities.

                                                  Number of           Percentage
Name, Address(1) and Capacity                  Shares Owned(2)         of Class
-----------------------------                  ---------------        ----------

Todd Gotlieb, President, Principal                3,621,967             12.45%
Financial Officer and director

Sam Ash, director                                     0                     0

Arthur Cohn, 10% shareholder                     11,054,444             38.01%
Gellertstrasse 18, Basel V8,
Switzerland 4052

All Officers and Directors as a group             3,621,967             12.45%

-----------------

(1) The address for Todd Gotlieb and Sam Ash is 4211 Yonge Street, Suite 235, Toronto, Ontario M2P 2A9, Canada.
(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table is based on 30,027,576 shares of common stock outstanding as of March 23, 2005.

     The following table provides information, as of March 23, 2005, regarding options, warrants or rights to purchase securities held by each officer and director and each shareholder who owns more than 10% of our securities.

                    Title and Amount of
                   Securities Called for
                   by Options, Warrants                                            Date
Name of Holder         or Rights(1)               Exercise Price                of Exercise
--------------     ----------------------         --------------                ----------
Todd Gotlieb              590,423             53,111/$0.85 per share;           Unexercised
                                              264,923/$1.00 per share

Sam Ash                   500,000             $0.50 per share                   Unexercised

Arthur Cohn             8,602,611             3,741,111/$1.00 per share;        Unexercised
                                              1,000,000/$0.85 per share;
                                              250,000/$0.40 per share;
                                              250,000/$1.00 per share;
                                              250,00/$1.25 per share;
                                              750,000/$0.20 per
                                              share/750,000/$1.00 per share;
                                              750,000/$1.25 per share;
                                              430,750/$0.20 per share;
                                              430,750/$1.00 per share

(1)  All securities are convertible to common stock.


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

     Beginning in August 2001 and ending in May 2003, Mr. Gotlieb advanced funds to us from time-to-time totaling $57,711. In February 2004, Mr. Gotlieb agreed to accept 264,923 shares of our common stock and a warrant to purchase an additional 318,034 shares of our common stock as full payment of the principle of the loans. Mr. Gotlieb agreed to forego the payment of any interest accrued on the loans.

     Beginning in August 2001 and ending in April 2003, Barry Alter, our former Vice President and director, and Challure Holdings, Inc., an entity owned and controlled by Mr. Alter, advanced funds to us from time-to-time totaling $67,692. In February 2004, Mr. Alter and Challure Holdings, Inc. agreed to accept 324,786 shares of our common stock and warrants to purchase an additional 389,898 shares of our common stock as full payment of the principle of the loans. Mr. Alter and Challure Holdings, Inc. agreed to forego the payment of any interest accrued on the loans.

     We pay our director, Mr. Sam Ash, $5,000 per month as a consultant in marketing and brand communications.

     On January 1, 2004 we relocated our corporate headquarters to 4211 Yonge Street, Toronto, Ontario. The space in which our corporate offices are currently located was leased by PPSI, a corporation owned equally by our President, Todd Gotlieb, and Mr. Michael Bronstine. On February 3, 2005 the lease was assigned to us.

ITEM 7.  DESCRIPTION OF SECURITIES
(Item 12 of Model B of Form 1A)

     Our authorized capitalization consists of 50,000,000 shares of $.001 par value common stock. As of March 23, 2005, there were 30,027,576 shares of common stock outstanding. Under Florida law and our Articles of Incorporation, our Board of Directors may issue additional shares of our common stock without approval of our shareholders. Each holder of our common stock is entitled to one vote for each share of stock held.

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

     The table below sets forth the range of high and low prices of our common stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                             PERIOD                       HIGH          LOW
                             ------                       ----          ---

Fiscal Year Ended
December 31, 2004         First Quarter                   $1.55         $0.08
                          Second Quarter                  $1.23         $0.45
                          Third Quarter                   $0.70         $0.23
                          Fourth Quarter                  $0.65         $0.27

Fiscal Year Ended
December 31, 2003         First Quarter                   $4.60         $3.60
                          Second Quarter                  $5.00         $4.30
                          Third Quarter                   $4.75         $0.11
                          Fourth Quarter                  $0.15         $0.08

     As of March 23, 2005, we had 697 shareholders of record. This number does not include holders of our common stock whose shares are registered in street name with various brokerage and depository firms.

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

     The following table illustrates, as of December 31, 2004, information relating to our equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        Number of securities
                                                                                       remaining available for
                                 Number of securities                                   future issuance under
                                  to be issued upon           Weighted average         the equity compensation
                                exercise of outstanding        exercise price             compensation plan
                                   options, warrants       of outstanding options,      (excluding securities
                                      and rights             warrants and rights       reflected in column (a))
Plan Category                             (a)                      (b)                         (c)
-------------                   -----------------------    -----------------------     ------------------------
Shareholder Approved                      N/A                      N/A                         N/A

Not Approved by
Shareholders/SBS Interactive
Co. 2004 Equity Incentive
Plan(1)                                 925,000                  $0.53                      4,665,000

Not Approved by
Shareholders/Non-Exclusive
Consulting Agreement with
Clearsite, Ltd.(2)
                                          N/A                      N/A                         N/A

--------------
(1) The SBS Interactive Co. 2004 Equity Incentive Plan allows us to grant awards of common stock or options to purchase common stock. During the 2004 fiscal year, we made awards of 1,410,000 shares of common stock.

(2) Clearsite, Ltd., a personal services corporation, received a grant of 1,000,000 shares of common stock. The Consulting Agreement with Clearsite, Ltd. does not contemplate a grant of options to purchase common stock.


ITEM 2. LEGAL PROCEEDINGS

     Not applicable.


ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Barry I. Hechtman, P.A., the independent accountants who had been engaged by us as the principal accountants to audit our consolidated financial statements, resigned effective February 10, 2004. The report of Barry I. Hechtman, P.A. on our financial statements as of and for the years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion, or a disclaimer of opinion, however, the report was modified as to our ability to continue as a going concern. The report was not qualified or modified as to audit scope or accounting principles. During our two most recent fiscal years and the interim period from January 1, 2004 through the date of resignation, we did not have any disagreements with Barry I. Hechtman, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Barry I. Hechtman, P.A., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the calendar quarter ending December 31, 2004 no matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise.


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

     To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who owned more than 10% of our common stock complied with all Section 16(a) filing requirements.

     On June 11, 2004 our Board of Directors adopted a Code of Ethics that is applicable to all of our officers, directors and employees.

                                    PART F/S



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SBS Interactive, Co.

We have audited the accompanying consolidated balance sheet of SBS Interactive, Co. (the "Company"), as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the two years then ended and for the period from September 20, 1996 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBS Interactive, Co. as of December 31, 2004, and the consolidated results of their operations and their cash flows for the two years then ended, and for the period from September 20, 1996 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, deficit in stockholders' equity, and has no source of revenue, which raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.

Santa Monica, California
April 13, 2005

                                 SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS



CURRENT ASSET
   Cash and cash equivalents                                       $     12,103

PROPERTY AND EQUIPMENT,
   NET OF ACCUMULATED DEPRECIATION                                       72,099
                                                                   ------------

           TOTAL ASSETS                                            $     84,202
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Accounts payable and accrued expenses, including to
     related party of $27,000                                           485,529
   Notes payable, related party (Note 3)                                437,140
                                                                   ------------

                TOTAL CURRENT LIABILITIES                               922,669
                                                                   ------------


   STOCKHOLDERS' DEFICIT:
      Common stock, $0.001 par value;
          50,000,000 shares authorized;
          29,080,909 issued and outstanding                              29,082
      Additional paid-in capital                                     18,688,058
      Other comprehensive loss -
          Foreign currency translation adjustment                       (46,217)
      Deficit accumulated during the
         Development stage                                          (19,509,390)
                                                                   ------------

                TOTAL STOCKHOLDERS' DEFICIT                            (838,467)
                                                                   ------------


                TOTAL LIABILITIES AND
                    STOCKHOLDERS' DEFICIT                          $     84,202
                                                                   ============





                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                                                    SBS INTERACTIVE, CO.
                                              (A DEVELOPMENT STAGE ENTERPRISE)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                         From
                                                                              For The               For The          September 20,
                                                                            Year Ended            Year Ended        1996 (Inception)
                                                                           December 31,          December 31,       to December 31,
                                                                               2004                   2003                2004
                                                                           -------------         -------------      ----------------
DEVELOPMENT STAGE EXPENSES
   Selling, general and administrative, including
     related party                                                         $  1,401,004          $    362,497        $  2,083,516
   Non-cash compensation                                                      5,160,151               810,000           9,945,151
   Debt restructing expense                                                   6,186,373                     0           6,186,373
                                                                           ------------          ------------        ------------

     TOTAL DEVELOPMENT
          STAGE EXPENSES                                                    (12,747,528)            1,172,497         (18,215,040)
                                                                           ------------          ------------        ------------

LOSS FROM OPERATIONS                                                        (12,747,528)           (1,172,497)        (18,215,040)

INTEREST INCOME                                                                       0                     0               2,239

INTEREST EXPENSE                                                                (22,129)              (26,339)            (50,689)

NON-CASH INTEREST EXPENSE
   FROM AMORTIZATION OF
   DEBT DISCOUNT                                                               (876,771)             (353,621)         (1,245,900)
                                                                           ------------          ------------        ------------

NET LOSS                                                                   $(13,646,428)         $ (1,552,457)       $(19,509,390)
                                                                           ============          ============        ============

NET LOSS PER COMMON SHARE
    Basic and diluted                                                      $       (.59)         $       (.15)
                                                                           ============          ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
    Basic and diluted                                                        23,047,111            10,481,975
                                                                           ============          ============


                   The accompanying notes are an integral part of the consolidated financial statements.



                                               SBS INTERACTIVE, CO.
                                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

                                                                                                From
                                             For The                   For The             September 20,
                                            Year Ended                Year Ended          1996 (Inception)
                                           December 31,              December 31,         to December 31,
                                               2004                      2003                   2004
                                          --------------            -------------         ---------------
NET LOSS                                  $(13,646,428)             $ (1,552,457)           $(19,509,390)

   FOREIGN CURRENCY
     TRANSLATION ADJUSTMENT                    (36,878)                   (9,339)                (46,217)
                                          ------------              ------------            ------------

   NET COMPREHENSIVE (LOSS)               $(13,683,306)             $ (1,561,796)           $(19,555,607)
                                          ============              ============            ============
































         The accompanying notes are an integral part of the consolidated financial statements.

                                          SBS INTERACTIVE CO.
                                     (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                      FOR THE PERIOD FROM SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                         TO DECEMBER 31, 2004


                                              Common Stock                     Additional
                                      ------------------------------             Paid-In             Deferred
                                         Shares             Amount               Capital          Compensation
                                      ------------        ----------           -----------        ------------
September 20, 1996 -
  common stock issued
  for cash                              500,000           $     500            $   9,500           $      0

October 1, 1996 to
  December 31, 1996 -
  common stock issued
  for cash                               17,200                  17                5,143                  0

Net (loss) for the period
  from September 20, 1996
  to December 31, 1996                         0                   0                   0                   0
                                      ----------           ---------           ---------           ---------
Balance, December 31, 1996               517,200                 517              14,643                   0

Net (loss) for the year
  ended December 31, 1997                      0                   0                   0                   0
                                      ----------           ---------           ---------           ---------

Balance, December 31, 1997               517,200                 517              14,643                   0
                                      ----------           ---------           ---------           ---------
Net (loss) for year ended
  December 31, 1998                            0                   0                   0                   0
                                      ----------           ---------           ---------           ---------
Balance, December 31, 1998               517,200                 517              14,643                   0

1998 - Common stock
  issued for cash                      6,000,000               6,000             294,000                   0

Net (loss) for the year
  ended December 31, 1999                      0                   0                   0                   0
                                      ----------           ---------           ---------           ---------
Balance, December 31, 1999             6,517,200               6,517             308,643                   0

Net (loss) for the year
  ended December 31, 2000                      0                   0                   0                   0
                                      ----------           ---------           ---------           ---------
Balance, December 31, 2000             6,517,200               6,517             308,643                   0

November 30, 2001, common
  stock issued for services              500,000                 500           3,874,500                  0

Net (loss) for the year
  ended December 31, 2001                      0                   0                   0                  0
                                      ----------           ---------           ---------           --------
Balance, December 31, 2001             7,017,200               7,017           4,183,143                  0

October 29, 2002 - common
  stock issued for business
  acquisition                          3,180,984               3,181            (313,938)                 0

Debt discount arising from
  beneficial conversion feature                0                   0              33,000                  0

Net (loss) for the year ended
  December 31, 2002                            0                   0                   0                  0
                                      ----------           ---------          ----------          ---------
Balance, December 31, 2002            10,198,184              10,198           3,902,205                  0


          The accompanying notes are an integral part of the consolidated financial statements.


                               SBS INTERACTIVE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                         TO DECEMBER 31, 2004 (CONTINUED)



                                                      Deficit
                                   Accumulated      Accumulated
                                      Other         During The         Total
                                  Comprehensive     Development    Stockholders'
                                     (Loss)            Stage           Deficit
                                  --------------    -----------    -------------

September 20, 1996 -
  common stock issued for cash     $      0        $               $    10,000

October 1, 1996 to
  December 31, 1996 -
  common stock issued for cash            0                  0           5,160

Net (loss) for the period
  from September 20, 1996
  to December 31, 1996                    0                  0               0
                                   --------        -----------     -----------
Balance, December 31, 1996                0                  0          15,160


Net (loss) for the year
  ended December 31, 1997                 0            (15,160)        (15,160)
                                   --------        -----------     -----------
Balance, December 31, 1997                0            (15,160)              0

Net (loss) for year ended
  December 31, 1998                       0            (17,087)        (17,087)
                                   --------        -----------     -----------
Balance, December 31, 1998                0            (32,247)        (17,087)

1998 - Common stock
  issued for cash                         0                  0         300,000

Net (loss) for the year
  ended December 31, 1999                 0            (54,829)        (54,829)
                                   --------        -----------     -----------
Balance, December 31, 1999                0            (87,076)        228,084

Net (loss) for the year
  ended December 31, 2000                 0            (55,545)        (55,545)
                                   --------        -----------     -----------
Balance, December 31, 2000                0           (142,621)        172,539

November 30, 2001, common
  stock issued for services               0                  0       3,875,000

Net (loss) for the year
  ended December 31, 2001                 0         (3,941,567)     (3,941,567)
                                   --------        -----------     -----------
Balance, December 31, 2001                0         (4,084,188)        105,972

October 29, 2002 - common
  stock issued business
  acquisition                             0                  0        (310,757)
nt arising from
  beneficial conversion feature           0                  0          33,000

Net (loss) for the year ended
  December 31, 2002                       0           (226,317)       (226,317)
                                   --------        -----------     -----------
Balance, December 31, 2002                0         (4,310,505)       (398,102)


                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                                         SBS INTERACTIVE CO.
                                    (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE PERIOD FROM SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                  TO DECEMBER 31, 2004 (CONTINUED)


                                              Common Stock                     Additional
                                      ------------------------------             Paid-In             Deferred
                                         Shares             Amount               Capital          Compensation
                                      ------------        ----------           -----------        ------------
July 1, 2003 - common
  stock issued for services              100,000          $      101          $  346,399          $        0

Debt discount arising from
  beneficial conversion feature                0                   0             465,750                   0

November 20, 2003 - common
  stock issued for services            1,000,000               1,000             109,000                   0

Stock discount expense                         0                   0             103,500                   0

Deferred compensation                          0                   0                   0            (100,000)

Foreign currency
  translation adjustment                       0                   0                   0                   0

Net (loss) for the year ended
  December 31, 2003                            0                   0                   0                   0
                                      ----------          ----------          ----------          ----------
Balance, December 31, 2003            11,298,184              11,299           4,926,854            (100,000)

February 9, 2004 - common
  stock issued conversion of
  accrued compensation                 3,000,000               3,000             297,000                   0

February 9, 2004 - warrants
  issued for services                          0                   0              72,000                   0

February 2004 - warrants
  issued to retire outstanding
  debt, net of fees                            0                   0           6,186,373                   0

February 2004 - common
  stock issued to retire debt          4,330,820               4,331             980,983                   0

February 12, 2004 -
  common stock issued for
  services                               500,000                 500             109,500                   0

February 9, 2004 - common
  stock issued for services              250,000                 250              24,750                   0

February 19, 2004 - common
  stock issued for services               50,000                  50              49,950                   0

March 19, 2004 - common
  stock issued for services              450,000                 450              49,550                   0

March 29, 2004 - common
  stock issued for services              230,000                 230             252,770                   0

April 1, 2004 - warrants
  issued for services                          0                   0              20,134                   0

May 1, 2004 - warrants
  issued for services                          0                   0              14,914                   0

 June 1, 2004 - warrants
  issued for services                          0                   0              11,142                   0

June 29, 2004 - warrants
  issued for services                          0                   0              11,706                   0


         The accompanying notes are an integral part of the consolidated financial statements.


                               SBS INTERACTIVE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                         TO DECEMBER 31, 2004 (CONTINUED)



                                                      Deficit
                                   Accumulated      Accumulated
                                      Other         During The         Total
                                  Comprehensive     Development    Stockholders'
                                     (Loss)            Stage          Deficit
                                  --------------    -----------    -------------


July 1, 2003 - common
  stock issued for services        $         0      $         0    $   346,500

Debt discount arising from
  beneficial conversion feature              0                0        465,750

November 20, 2003 - common
  stock issued for services                  0                0        110,000

Stock discount expense                       0                0        103,500

Deferred compensation                        0                0       (100,000)

Foreign currency
  translation adjustment                (9,339)               0         (9,339)

Net (loss) for the year ended
  December 31, 2003                          0       (1,552,457)    (1,552,457)
                                   -----------      -----------    -----------
Balance, December 31, 2003              (9,339)      (5,862,962)    (1,034,148)

February 9, 2004 - common
  stock issued conversion for
  accreud compensation                       0                0        300,000

February 9, 2004 - warrants
  issued for services                        0                0         72,000

February 2004 - warrants
  issued to retire outstanding
  debt, net of fees                          0                0      6,186,373

February 2004 - common
  stock issued to retire debt                0                0        985,314

February 2004 - common
  stock issued to retire debt                0                0        125,403

February 12, 2004 -
  common stock issued for
  services                                   0                0        110,000

February 9, 2004 - common
  stock issued for services                  0                0         25,000

February 19, 2004 - common
  stock issued for services                  0                0         50,000

March 19, 2004 - common
  stock issued for services                  0                0         50,000

March 29, 2004 - common
  stock issued for services                  0                0        253,000

April 1, 2004 - warrants
  issued for services                        0                0         20,134

May 1, 2004 - warrants
  issued for services                        0                0         14,914

June 1, 2004 - warrants
  issued for services                        0                0         11,142

June 29, 2004 - warrants
  issued for services                        0                0         11,706

                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                                         SBS INTERACTIVE CO.
                                    (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     FOR THE PERIOD FROM SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                  TO DECEMBER 31, 2004 (CONTINUED)


                                              Common Stock                     Additional
                                      ------------------------------             Paid-In             Deferred
                                         Shares             Amount               Capital          Compensation
                                      ------------        ----------           -----------        ------------
July 1, 2004 and
  August 1, 2004 - warrants
  issued for services                           0          $         0         $     7,426        $         0

July 22, 2004 - common
  stock issued for settlement           7,313,333                7,313           4,384,345                  0

June 25, 2004 - common
  stock issued for services               200,000                  200             111,800                  0

August 6, 2004 - common
  stock issued for cash, net
  of registration right penalty         1,250,000                1,250             336,250                  0

August 19, 2004 - common
  stock issued as a reset to the
  August 6, 2004 common stock
  issued for cash                         178,572                  179              62,321                  0

October 7, 2004 - common
  stock issued for services                30,000                   30              11,970                  0

October 29, 2004 - options
  issued for services                           0                    0              19,170                  0

Debt discount arising from
  beneficial conversion
  feature                                       0                    0             747,150                  0

Deferred compensation                           0                    0                   0            100,000

Foreign currency translation
  adjustment                                    0                    0                   0                  0

Net (loss) for the year ended
   December 31, 2004                            0                    0                   0                  0
                                      -----------          -----------         -----------        -----------

Balance, December 31, 2004             29,080,909          $    29,082         $18,688,058        $         0
                                      ===========          ===========         ===========        ===========










          The accompanying notes are an integral part of the consolidated financial statements.


                               SBS INTERACTIVE CO.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
           FOR THE PERIOD FROM SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                         TO DECEMBER 31, 2004 (CONTINUED)



                                                      Deficit
                                   Accumulated      Accumulated
                                      Other         During The         Total
                                  Comprehensive     Development    Stockholders'
                                     (Loss)            Stage           Deficit
                                  --------------    -----------    -------------

July 1, 2004 and
  August 1, 2004 - warrants
  issued for services             $          0     $          0    $      7,426

July 22, 2004 - common
  stock issued for services                  0                0       4,391,658

June 25, 2004 - common
  stock issued for services                  0                0         112,000

August 6, 2004 - common
  stock issued for cash, net
  of fees                                    0                0         337,500

ugust 19, 2004 - common
  stock issued as a reset to the
  August 6, 2004 common stock
  issued for cash                            0                0          62,500

October 7, 2004 - common
  stock issued for services                  0                0          12,000

October 29, 2004 - options
  issued for services                        0                0          19,170

Debt discount arising from
  beneficial conversion
  feature                                    0                0         747,150


Deferred compensation                        0                0         100,000

Foreign currency translation
  adjustment                           (36,878)               0         (36,878)

Net (loss) for the year ended
   December 31, 2004                         0      (13,646,428)    (13,646,428)
                                  ------------     ------------    ------------
Balance, December 31, 2004        $    (46,217)    $(19,509,390)   $   (838,467)
                                  ============     ============    ============









                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                             SBS INTERACTIVE, CO.
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For The              For The              September 20,
                                                                Year Ended           Year Ended           1996 (Inception)
                                                                December 31,         December 31,          to December 31,
                                                                   2004                 2003                     2004
                                                               ------------         --------------        -----------------
OPERATING ACTIVITIES:
   Net loss                                                    $(13,646,428)         $ (1,552,457)          $(19,509,390)

   Adjustments to reconcile net loss
     to net cash (used) in operating
     activities:
       Depreciation and amortization                                  5,684                 8,816                 15,538
       Non-cash interest, beneficial
         conversion feature                                         876,771               353,621              1,245,900
       Issuance of equity instruments for
          debt extinguishment cost                                6,186,373                     0              6,186,373
       Issuance of equity instruments
           for services                                           5,160,151               810,000              9,804,517
   Changes in assets and liabilities:
       Deposits                                                       1,411                  (324)                     0

       Prepaid expenses                                                   0                     0                      0

       Accrued interest                                              21,571                26,017                 21,051

       Accounts payable                                             276,412               (35,842)               464,078
                                                               ------------          ------------           ------------
         NET CASH USED IN
          OPERATING ACTIVITIES                                   (1,118,055)             (380,830)            (1,771,933)
                                                               ------------          ------------           ------------
INVESTING ACTIVITIES:
   Cash from acquired subsidiaries                                        0                     0                  1,980
   Purchase of property and equipment                               (76,418)               (1,183)               (77,989)
                                                               ------------          ------------           ------------
         NET CASH (USED) BY
             INVESTING ACTIVITIES                                   (76,418)               (1,183)               (76,009)
                                                               ------------          ------------           ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           500,000                     0                715,160
   Proceeds from issuance of debt to related parties                      0                38,786                 39,840
   Proceeds from issuance of debt,
     shareholders, net of fees                                      743,012               363,750              1,178,762
   Payment on debt,
     shareholders, net of fees                                      (27,500)                    0                (27,500)
                                                               ------------          ------------           ------------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                    1,215,512               402,536              1,906,262
                                                               ------------          ------------           ------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                      (36,878)                9,339                (46,217)
                                                               ------------          ------------           ------------

             The accompanying notes are an integral part of the consolidated financial statements.




                                               SBS INTERACTIVE, CO.
                                   (A DEVELOPMENT STAGE ENTERPRISE) (CONTINUED)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For The              For The              September 20,
                                                                Year Ended           Year Ended           1996 (Inception)
                                                                December 31,         December 31,          to December 31,
                                                                   2004                 2003                     2004
                                                               ------------         --------------        -----------------
       NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                             $(15,839)              $ 20,523              $ 12,103

CASH AND CASH EQUILAVENTS,
   Beginning of year                                              27,942                  7,419                     0
                                                                --------               --------              --------
CASH AND CASH EQUIVALENTS,
   End of year                                                  $ 12,103               $ 27,942              $ 12,103
                                                                 ========               ========              ========



                                                                   December 31,       December 31,
                                                                       2004               2003
                                                                   ------------       ------------

 SUPPLEMENTAL DISCLOSURE OF:
     Cash paid for interest                                         $    5,866            $ 322
     Cash paid for taxes                                            $        0            $   0

NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Issuance of stock for accrued compensation                     $  300,000            $   0
     Conversion of debt to equity                                   $1,033,475            $   0













              The accompanying notes are an integral part of the consolidated financial statements.


                              SBS INNTERACTIVE CO.
                        (A DEVELOPMENT STAGE ENTERPRISE0
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations
         --------------------

          SBS Interactive, Co. (the "Company") was incorporated on September 20, 1996 under the laws of the State of Florida as Cosmetics Consultants Corp. for the purpose of marketing sales and support services to retailers of cosmetic companies. In November of 1999, the Company changed its activities to acting as a consultant to internet related enterprises that were seeking capital. In July, 2002, the Company changed its activities to operating as a consumer electronics company focused on developing, marketing and licensing products that enabled the consumers to use their televisions as an interactive medium. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

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

          In May 2002, SBS, Inc. acquired High Plateau Holdings, Inc. ("High Plateau"), as a wholly owned subsidiary. High Plateau was incorporated on April 3, 1974 under the laws of Canada and had been operating as a development stage enterprise since its inception, devoting substantially all its efforts to its ongoing development. High Plateau has had no significant transactions since inception other than the acquisition and development of its technology (United States Patent Number 6,072,933).

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid investments with a maturity of three equivalent months or less when purchased to be cash equivalents.

          Fair Value of Financial Instruments
          -----------------------------------

          For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

          Use of Estimates
          ----------------

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Current estimates include but are not limited to the value of warrants and options issued for services and depreciation expense. Actual results could differ from those estimates.

          Property and Equipment
          ----------------------

          Property and equipment is stated at cost and maintenance and repairs, as incurred, are charged to operations. Property and equipment consists principally of office equipment. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 3 years.


          Foreign Currency Translation
          ----------------------------

          The financial statements of SBS, Inc. are measured using the Canadian dollar as the functional currency. Assets, liabilities and equity accounts of SBS, Inc. are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' deficit. The financial statements are presented in United States of America dollars.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Advertising
          -----------

          The Company conducts advertising for the promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $37,874 in 2004 and $118 in 2003.

          Income Taxes
          ------------

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Loss Per Share
          --------------

          Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. At December 31, 2004, the Company had stock warrants outstanding that could potentially be exercised into 8,306,185 additional common shares and stock options outstanding that could potentially be exercised into 925,000 additional shares. The Company additionally had debentures outstanding at December 31, 2004 that could potentially be converted into 2,930,750 additional shares. Such potentially issuable shares are excluded from the computation of net loss per share since the effect would be anti-dilutive. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding stock warrants, options and debentures were exercised and converted into common shares.

          Stock Based Compensation
          ------------------------

          The Company accounts for its stock option plans using the fair value based method of accounting, under which, compensation expense has been recognized for stock option awards granted. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. No pro forma disclosures have been made since the fair value based method has been applied to all outstanding and unvested awards in each period.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock Based Compensation
          ------------------------

          The Company estimates the aggregate fair value of all stock option issued to employee's at the grant date to be $72,000, for 750,000 options at $0.50 for five years, (the Company expensed the full fair value on date of grant) by using the Black-Scholes option pricing model based on the following assumptions:

                                               December 31,    December 31,
                                                   2004            2003
                                               ------------    ------------

               Risk free interest rate            4.1 %             0%
               Expected life                      5 years           0
               Expected volatility                235 %             0%
               Dividend yield                     0.0               0


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

          Recent Accounting Pronouncements
          --------------------------------

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is generally effective for any variable interest entities created after January 31, 2003, with transition rules for those created prior to February 1, 2003. The Interpretation's adoption did not have any impact on the Company's consolidated financial position or results of operations.

          In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2004. The Company's adoption of SFAS No. 149 did not have any impact on its consolidated financial position or results of operations.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

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

          In December 2003, the FASB issued Summary of Statement No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Post Retirement Benefits - an amendment to FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement benefit plans. However, it does not change the measurement or recognition of those plans as required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost. This statement also calls for certain information to be disclosed in financial statements for interim period. The disclosures required by this statement are effective for year ending after December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position or results of operations.

          In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's consolidated results of operations or financial condition.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

          In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernation Act of 2003," (the "Act"). FSP 106-1 addresses the accounting impact of the Act, which was signed into law on December 8, 2003. Among other features, the Act introduces a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Companies sponsoring affected postretirement benefit plans may elect to defer recognition of the impact of the Act until (1) final FASB guidance on accounting for the federal subsidy provision of the Act is issued, or (2) a significant event calling for remeasurement of a plan's assets and obligations occurs. FSP 106-1 is effective for interim or annual financial statements of years ending after December 7, 2003. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated financial position or results of operations.

          In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force
          (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated fiancial position or results of operations.

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB. No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that"... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so normal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated fiancial position or results of operations.

          In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB statements No. 66 and 67". This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated fiancial position or results of operations.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary assets - an amendment of APB Opinion No. 29". This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this accounting interpretation is not expected to have a material impact on the Company's consolidated fiancial position or results of operations.


          In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting For Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company is still assessing the impact of this new standard and will implement it, as required, on January 1, 2006.

          In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Going Concern
          -------------

          The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $20 million and, at December 31, 2004, has a working capital deficit of approximately $910,000. The Company presently has no established source of revenue. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2    PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                         Estimated
                                                           Useful   December 31,
                                                            Life        2004
                                                         ---------  -----------

          Office equipment                                3 years     $ 24,236
          Tooling and molds -
            not placed in service yet                                   63,401
                                                                      --------
                                                                        87,637
          Less accumulated depreciation                                 15,538
                                                                      --------

                                                                      $ 72,099
                                                                      ========

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3    NOTES PAYABLE, RELATED PARTIES

          The notes payable consist of the following:

          Note payable to stockholder, due on
          demand, bearing interest at 5% per
          annum, unsecured.                                      $100,000

          Notes payable to stockholder, due on
          demand, bearing interest at 6% per
          annum, unsecured.                                       337,140
                                                                 --------
                                                                 $437,140
                                                                 ========


          In January 2004, the notes payable to Arthur Cohn were consolidated and extended with a stated interest rate of 6% per annum and a due date of April 30, 2004. This note allowed the Company to borrow up to $841,750, of which, $431,750 was already borrowed at December 31, 2003 (an additional $410,000 was borrowed during 2004), was secured by the Company's assets and was convertible immediately at the holder's discretion into shares of the Company's common stock equal to the lesser of $.04 per share or 60% of the average closing prices for the 5 trading days immediately prior to the applicable conversion date. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature (BCF). The original borrowing in 2003 of $431,750 had a BCF calculated at $201,113, of which, $71,492 had been amortized prior to December 31, 2003 and recognized as non-cash interest expense from amortization of debt discount. The residual of the original BCF of $129,621 was amortized in 2004. The new debt had an additional BCF calculated at an estimated fair value of $410,000 (limited to the face amount of the new debt acquired) and was fully amortized upon conversion in the year ended December 31, 2004.

          In connection with these financings, the Company recorded an aggregate charge to non-cash interest, including amortization of debt discount, in the amount of $539,621 and $71,492 (restated) during the years ended December 31, 2004 and 2003, respectively.

          On March 17, 2004, Arthur Cohn exercised his conversion rights under the promissory note to convert $908,072 of principal and interest at $0.24 per share. As an inducement to Mr. Cohn to increase the conversion rate from $0.04 to $0.24, the Company issued two warrants to purchase 1) 3,741,111 shares of the Company's common stock at $1.00

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3    NOTES PAYABLE, RELATED PARTIES (CONTINUED)


          per share and 2) 1,000,000 shares of the Company's common stock at $0.85 share. Both warrants expire on March 18, 2007 and are fully vested at date of grant. The Company recorded the issuance of these warrants valued at $5,382,648, which was included in Debt Restructuring Costs, using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. As part of the debt restructuring, the Company incurred Legal fees of $48,161, which were offset in equity against the value of the shares issued. On July 11, 2004, Mr. Cohn became aware of other parties who converted their debt on the same day as him, which was not disclosed to him. As a settlement for the nondisclosure, the Company issued another 7,313,333 shares to settle this claim made by Mr. Cohn.

          An expense of $4,391,658, which was the fair market value of the shares given the closing stock price of the Company's common stock as noted on the OTCBB, was recorded as non-cash compensation expense for the year ended December 31, 2004. The issuance of these shares gave the shareholder a controlling interest (49.8%) in the Company.

          In July 2004, the Company issued a $100,000 convertible note to Arthur Cohn for cash, convertible at $0.50 into one share of the Company's common stock and two warrants to purchase the Company's common stock
          1) at a $1.00 per share at any time and 2) at $1.25 per share for following three years. As a provision to the note, the conversion price resets upon 1) issuance of the Company's common stock at terms more favorable to this note and 2) other anti-dilution events. The note has a stated interest rate of 6% per annum and is due upon demand. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was initially calculated at an estimated fair value of $84,226 and the warrants upon conversion would have a value of $15,774, which would be recognized upon conversion. Under the reset provision, there were multiple occurrences of equity and debt instruments issued at more favorable terms. As of December 31, 2004, the conversion price was $0.20 per unit. Upon this reset, the beneficial conversion feature was capped at the face value of the note. Given that the note is due upon demand, the Company has recorded during the year ended December 31, 2004 a $100,000 debt discount arising from the beneficial conversion feature on this note.

          In November 2004, the Company issued a $150,000 convertible note to Arthur Cohn for cash, convertible at $0.20 into one share of the Company's common stock and two warrants to purchase the Company's common stock 1) at a $1.00 per share and 2) at $1.25 per share for three years. As a provision to the note the conversion price resets upon 1) issuance of the Company's common stock at terms more favorable to this note and 2) other anti-dilution events. The note has a stated interest rate of 6% per annum and due upon demand. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was initially calculated at an estimated fair value of $150,000 and the warrants upon conversion would have no allocated value to be recognized upon conversion. Given that the note is due upon demand, the Company has recorded a the $150,000 debt discount arising from the beneficial conversion feature on this note during the year ended December 31, 2004.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 3    NOTES PAYABLE, RELATED PARTIES (CONTINUED)

          In December 2004, the Company issued a $87,150 convertible note to Arthur Cohn for cash, convertible at $0.20 into one share of the Company's common stock and a warrant to purchase the Company's common stock at a $1.00 per share for three years. As a provision to the note the conversion price resets upon 1) issuance of the Company's common stock at terms more favorable to this note and 2) other anti-dilution events. The note has a stated interest rate of 6% per annum and due upon demand. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was initially calculated at an estimated fair value of $87,150 and the warrants upon conversion would have no allocated value to be recognized upon conversion. Given that the note is due upon demand, the Company has recorded the $87,150 debt discount arising from the beneficial conversion feature on this note during the year ended December 31, 2004.

          For these series of three notes, the Company has outstanding at December 31, 2004 principal of approximately $337,000 and has recognized beneficial conversion feature expense totaling approximately $337,000 included in non-cash interest expense from amortization of debt discounts.

          On July 21, 2004, the Company received a loan of $27,500, net of fees, from Arthur Cohn with an interest rate of 6% per annum and a maturity date of September 30, 2004. The loan was repaid on September 30, 2004.

          The Company renegotiated the note payable with Maple Leaf Holdings in the amount of $100,000, extending the due date from August 31, 2003 to due on demand. It continues to accrue interest at a rate of 5% per annum.

NOTE 4    COMMON STOCK

          Shares Issued for Debt

          On March 19, 2004, the Company issued 264,923 shares of its common stock to Todd Gotlieb (a shareholder) as payment for principal and accrued interest totaling $57,711 previously loaned to the Company at approximately $0.22 per common share. Also, the Company issued warrants to acquire up to 318,034 shares of common stock at the following exercise prices: the first 264,923 shares at $1.00 per share and an additional 53,111 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $361,068 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the year ended December 31, 2004, $361,068 was charged to expense as a debt restructuring charge.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    COMMON STOCK (CONTINUED)

          Shares Issued for Debt (continued)

          On March 17, 2004, the Company issued 324,786 shares of its common stock to Challure Holdings (a shareholder) as payment for principal and accrued interest totaling $67,692 previously loaned to the Company at approximately $0.21 per share. Also, the Company issued warrants to acquire up to 389,898 shares of its common stock at the following exercise prices: the first 324,786 shares at $1.00 per share and an additional 65,112 shares at $0.85 per share. The warrants expire March 18, 2007 and are fully vested at grant. The Company recorded the issuance of these warrants valued at $442,657 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 216% and a risk free interest rate of 4.0%. During the year ended December 31, 2004, $442,657 was charged to expense as a debt restructuring charge.

          Shares Issued for Services

          On February 9, 2004, the Company approved the issuance of 3,000,000 common shares having a fair market value of $0.10 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on the date of grant, to an employee for accrued compensation. An expense of $300,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          On February 12, 2004, the Company approved the issuance of 500,000 common shares having a fair market value of $0.10 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to an employee for services performed during the current fiscal year. An expense of $110,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          On February 4, 2004, the Company approved the issuance of 450,000 common shares having a fair market value of $0.11 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to its legal counsel for services performed during the current fiscal year. An expense of $50,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          On February 9, 2004, the Company approved the issuance of 250,000 common shares having a fair market value of $0.10 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to an employee for services performed during the current fiscal year. An expense of $25,000 was recognized during the year ended December 31, 2004 on the statement of operations.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 NOTE 4   COMMON STOCK (CONTINUED)

          Shares Issued for Services (continued)
          --------------------------------------

          On February 19, 2004, the Company approved the issuance of 50,000 common shares having a fair market value of $1.00 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to its legal counsel for services performed during the current fiscal year. An expense of $50,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          On March 29, 2004, the Company approved the issuance of 230,000 common shares having a fair market value of $1.10 per share , which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed during the current fiscal year. An expense of $253,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          On June 25, 2004, the Company approved the issuance of 200,000 common shares having a fair market value of $0.56 per share , which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $112,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          On October 7, 2004, the Company approved the issuance of 30,000 common shares having a fair value of $0.40 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $12,000 was recognized during the year ended December 31, 2004 on the statement of operations.

          Options
          -------

          On February 9, 2004, the Company issued options to acquire up to 750,000 shares of common stock at the exercise price of $0.50 per share from consulting services performed. The options expire February 8, 2009 and are fully vested at grant. During the year ended December 31, 2004, $72,000 was charged to expense as non-cash compensation. The Company recorded the issuance of these options valued at $72,000 using the Black-Scholes Option pricing model with the following assumptions: life of 5 years, volatility of 207% and a risk free interest rate of 4.1%.

          On June 25, 2004, the Company issued options to acquire up to 100,000 shares of common stock at the exercise price of $0.75 per share for consulting fees. The options expire June 24, 2007 and are vested as follows: 20,000 shares vested on April 1, 2004, 20,000 shares vested on May 1, 2004, 20,000 shares vested on June 1, 2004, 20,000 shares vested on July 1, 2004, and 20,000 vested on August 1, 2004. During the year ended December 31, 2004, $65,322 was charged to expense as non-cash compensation. The Company recorded the issuance of these options valued at $65,322 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 140.4% to 212% and a risk free interest rate of 4.1%.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    COMMON STOCK (CONTINUED)

          Options (continued)
          -------------------

          On October 29, 2004, the Company issued options to acquire up to 75,000 shares of common stock at the exercise price of $0.50 per share from consulting services performed. The options expire October 28, 2007 and are fully vested at grant. During the year ended December 31, 2004, $19,170 was charged to expense as non-cash compensation. The Company recorded the issuance of these options valued at $19,170 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 208% and a risk free interest rate of 4.0%.

          Private Placement Common Stock Offering
          ---------------------------------------

          On August 6, 2004, the Company completed a private placement common stock offering to qualified investors. The offering was for the sale of units. Each unit consisted of one share of common stock and a warrant. The price per unit was $0.50. The warrant grants the holder the right to purchase two shares of the Company's common stock for every one unit purchased at exercise prices of $1.00 per share for the first share and $1.25 per share for second share.

          The stock offering contained provisions for a "reset price" which was to be the lowest average closing price for the five consecutive trading days prior to the closing. The Company reset the price per unit to $0.40 prior to closing and issued an aggregate of 1,250,000 shares of common stock for a total of $500,000.

          A further reset to a price per unit of $0.35 after closing took place August 19, 2004. The Company is required to issue an additional 178,572 shares as of December 31, 2004. As of March 31, 2005, the additional shares were not issued.

          The private placement common stock option required the Company to complete the filing of Form SB-2 to register the shares by October 19, 2004. The Company has not completed the filing and is therefore subject to the cash penalty as called for in the agreement. Accordingly, the Company has recorded the potential penalty of $100,000, in full, at December 31, 2004. Should the Company fulfill its registration requirements before August 2005, only a portion of the penalty will be paid to the holders.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4    COMMON STOCK (CONTINUED)

          The following table summarizes information about fixed stock warrants outstanding at December 31, 2004:

          Warrants Outstanding                            Warrants Exercisable
----------------------------------------------------    ------------------------

                              Weighted
                              Average       Weighted                    Weighted
 Range of                    Remaining      Average                     Average
 Exercise       Number      Contractual     Exercise      Number        Exercise
  Prices     Outstanding       Life           Price     Exercisable      Price
----------   -----------    -----------     --------    -----------     --------

 $  1.25      1,000,000          2.4           1.25      1,000,000       $ 1.25
    1.00      5,330,820          2.3           1.00      5,330,820         1.00
    0.85      1,118,223          2.2           0.85      1,118,223
                                                                           0.85

          As of December 31, 2004 and 2003, the Company had 925,000 and 0 stock options outstanding and excercisable, respectively, with a weighted average life of 46 months, weighted average exercise price of $0.53 and weighted average fair value of $0.17.


NOTE 5    INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, the Company had a deferred tax asset from their United States net operating losses (NOL) of approximately $2,339,500. The United States NOL expires starting in the the year 2018. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the United States NOL carryforward will be subject to limitation under certain provisions of the United States Internal Revenue Code.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5    INCOME TAXES (CONTINUED)

          The reconciliation of income tax benefit computed at the United States federal tax rate of 34% is as follows:

          Year Ended December 31,                     2004            2003
          -----------------------                 ------------    ------------

          Tax benefit at the United
              States statutory rate               $   485,000     $   550,000
          Valuation allowance adjustment             (485,000)       (550,000)
                                                  -----------     ------------

          Income tax benefit                      $         0     $         0
                                                  ===========     ===========

          Significant components of the Company's deferred tax assets and liabilities are as follows:

          Year Ended December 31,                     2004          2003
          -----------------------                  -----------    -----------

          Deferred tax assets:
          Net operating loss carryforwards         $ 2,339,500    $   366,000
          Compensation related to equity
            instruments issued for services          3,380,200      1,558,000
          Compensation related to equity
            instruments issued for debt                      0        170,000
          Valuation allowance for deferred
            tax assets                              (5,719,700)    (2,094,000)
                                                   -----------    -----------

          Net deferred tax assets                  $         0    $         0
                                                   ===========    ===========


          Subsidiaries of the Company have net operating loss carryovers that are subject to limitation under certain provisions of the United States Internal Revenue Code. The NOLs total approximately $6,881,000 start to expire in the year 2018. The Company also has an NOL carryover in Canada that totals approximately $300,000 (Canadian Dollars) and expires during the years 2003 to 2010 at December 31, 2004.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6    RELATED PARTY TRANSACTIONS

          Consulting Services
          -------------------

          Fees totaling $24,000 have been paid to officers and related parties for both the years ended December 31, 2004 and 2003 for administrative fees, consulting services rendered and expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

          Lease Commitments
          -----------------

          Lease expense for the years ended December 31, 2004 and 2003 amounted to $25,416 and $14,336, respectively. At December 31, 2004, the Company was subleasing an office space under a month-to-month lease from a related company for monthly payments of $2,500 Canadian.


NOTE 7    COMMITMENTS AND CONTINGENCIES

          Royalty Agreement
          -----------------

          On September 9, 1999, High Plateau entered into a Royalty and Development Agreement with Ultimatte Corporation ("Ultimatte") to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company was obligated to pay $130,000 to Ultimatte in development fees, of which, the entire amount has been paid through December 31, 2004.

          This relationship is now governed by the Amended and Restated Design and Development Agreement that the Company entered into with Ultimatte Corporation on June 15, 2003. Pursuant to this agreement, the Company agreed to pay Ultimatte Corporation a development fee of $300,000 for the development and fabrication of five keyer units. The contract calls for the Company to manufacture the keyer units after the Company has received test units and FCC approval is received for which the Company has not received approval yet. The Company also agreed to pay certain royalties to Ultimatte Corporation upon UL or CSA approval and CE marking. The royalties equal 7% of the gross revenue the Company recognizes from the rental, lease, license or sale of the units manufactured for the Company by Ultimatte Corporation and the content used with the units plus 40% of the gross revenue the Company recognizes related to licensing to a third party the right to manufacture and sell or use or rent the units. The Company must pay a minimum royalty of $100,000 during the first quarter immediately following the UL or CSA approval and CE marking, $150,000 during the

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 NOTE 7   COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Royalty Agreement (Continued)
          -----------------------------

          second quarter, $250,000 during the third quarter, $250,000 during the fourth quarter and the greater of $312,500 or 50% of the projected amount of royalties due during the fifth quarter and each quarter thereafter. Royalties must be paid within 30 days following the end of each quarter. If the Company fails to pay the royalties as required, Ultimatte Corporation will have the right to use the Side-By-Side (TM) technology for any purpose.

          Real Estate Lease
          -----------------

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

          Rent expense for the years ended December 31, 2004 and 2003 amounted to $25,416 and $14,336, respectively. At December 31, 2003, the Company was subleasing an office space under a month-to-month lease from a related company for monthly payments of approximately $2,500 Canadian.


NOTE 8    EQUITY INCENTIVE PLAN

          On January 26, 2004, the Company adopted the SBS Interactive Co. 2004 Equity Incentive Plan. The purpose of this plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of options, the right to purchase common stock and stock bonuses. The Company has reserved a total of 7,000,000 shares of its common stock for grant to employees, officers, directors, consultants, independent contractors and advisors of the Company, provided such persons render bona-fide services not in connection with the offer and sale of securities in a capital-raising transaction or promotion of the Company's securities. Unless earlier terminated, this plan will terminate in ten years from the date of the plan. The Board may at any time terminate or amend this plan.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9    SUBSEQUENT EVENTS (UNAUDITED)

          During January 2005, the Company sold 666,667 shares of its common stock for cash at $0.30 per share for a total of $200,000.

          During January, February and March 2005, the Company issued a total of 30,000 shares of its common stock, with an aggregate value of $12,000 to an unrelated consultant for services rendered.

          During February 2005, the Company issued 200,000 shares of its common stock to its attorney with an aggregate fair value of $80,000 in payment of accrued legal fees.

          During March 2005, the Company's Board of Directors approved the sale of 50,000 shares of common stock at a price per share of $0.40 per share to RP Capital LLC, an entity that is owned by the outside legal counsel for the Company.

          In March 2005 the Company's largest shareholder loaned the Company $166,000. The promissory note is convertible to common stock at a conversion price of $0.20 per share. Upon conversion, the shareholder will receive a warrant to purchase 830,000 shares of the Company's common stock at an exercise price of $1.00 per share and a warrant to purchase 830,000 shares of the Company's common stock at an exercise price of $1.25 per share.

                                    PART III

Index to Exhibits

Exhibit
  No.                Description of Exhibit

2 Articles and Plan of Merger of SBS Acquisition, Inc. with and into SBS Interactive, Inc. (1)
3.1       Articles of Incorporation, as amended. (2)
3.2       Bylaws of SBS Interactive, Co. (2)
10.1      SBS Interactive, Co. 2004 Equity Incentive Plan (3)
10.2 Amended and Restated Design and Development Agreement dated June 16, 2003 between Ultimatte Corporation and SBS Interactive, Co. (4)
10.3 Mutual Confidentiality and Non-Disclosure Agreement dated June 19, 2003 between Ultimatte Corporation and SBS Interactive, Co. (4)
10.4 Convertible Secured Debenture dated October 30, 2002 issued to Karlgar Limited (4)
10.5 Convertible Secured Debenture dated March 14, 2003 issued to Karlgar Limited (4)
10.6      Secured Promissory Note dated July 23, 2003 in favor of Karlgar
          Limited (4)
10.7 6% Convertible Secured Debenture issued September 10, 2003 to Karlgar Limited (4)
10.8 Amendment No. 1 to 6% Convertible Secured Debenture issued September 10, 2003 to Karlgar Limited (4)
10.9 First Amended and Restated 6% Convertible Secured Debenture dated January 6, 2004 issued to Karlgar Limited (4)
10.10 Assignment and Agreement to Convert Debt dated March 17, 2004 between Karlgar Limited, Arthur Cohn and SBS Interactive, Co. (4)
10.11 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Todd Gotlieb (4)
10.12 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Challure Holdings (4)
10.13 Agreement to Convert Debt dated March 17, 2004 between SBS Interactive, Co. and Barry Alter (4)
10.14     Warrant issued March 19, 2004 issued to Arthur Cohn (4)
10.15     Warrant issued March 19, 2004 issued to Todd Gotlieb (4)
10.16     Warrant issued March 19, 2004 issued to Challure Holdings (4)
10.17     Warrant issued March 19, 2004 issued to Barry Alter (4)
10.18 Non-Exclusive Consulting Agreement dated November 20, 2003 between Clearsite Ltd. and SBS Interactive, Co. (5)
10.19 Master Loan Agreement among Arthur Cohn, SBS Interactive, Co. and SBS Interactive, Inc. dated July 22, 2004*
10.20 First Amendment to Assignment and Agreement to Convert Debt dated as of July 22, 2004 among Arthur Cohn, SBS Interactive, Co. and SBS Interactive, Inc.*
10.21 Pledge and Security Agreement dated July 22, 2004 among Arthur Cohn, SBS Interactive, Co. and SBS Interactive, Inc.*
10.22 Secured Convertible Promissory Note dated July 22, 2004 in favor of Arthur Cohn*

10.23 Secured Promissory Note dated as of November 5, 2004 in favor of Arthur Cohn*
10.24     Allonge to $100,000 Secured Promissory Note dated as of November 9,
          2004*
10.25 Secured Convertible Promissory Noted dated January 13, 2005 in favor of Arthur Cohn*
10.26 Agreement between ViBE Dance and Fitness Studio and SBS Interactive, Co. dated May 15, 2004*
10.27 Agreement between Kontrolled Khaos and SBS Interactive, Co. dated April 10, 2004*
10.28 Agreement between Kick Communications, Inc. and SBS Interactive, Co. dated May 10, 2004*
10.29     $166,000 Secured Convertible Promissory Note dated as of
          March 31, 2005
14        Code of Ethics (3)
16.1      Letter on Change in Certifying Accountant (Barry I Hechtman, P.A.) (6)
16.2      Letter on Change in Certifying Accountant (Ahern, Jasco + Company,
          P.A.) (7)
23.       Consent of Stonefield, Josephson Inc.*
31.       Certification pursuant to Rule 13a-14(a) and 15d-14(a)*
32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
----------------
*Filed herewith.

(1) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 12, 2002.
(2) Incorporated by reference from the Registrant's Form 10-SB filed with the Securities and Exchange Commission on December 3, 1999, as amended.
(3) Incorporated by reference from the Registrant's S-8 Registration Statement filed with the Securities and Exchange Commission on February 13, 2004.
(4) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on June 17, 2004.
(5) Incorporated by reference from the Registrant's S-8 Registration Statement filed with the Securities and Exchange Commission on February 18, 2004.
(6) Incorporated by reference from the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 17, 2004.
(7) Incorporated by reference from the Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 19, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2005.

                                       SBS INTERACTIVE, CO.



                                       By: /s/Todd Gotlieb
                                          ---------------------------------
                                          Todd Gotlieb,
                                          President and Principal Financial
                                          Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                               Title                     Date
    ---------                               -----                     ----


/s/Todd Gotlieb                     President,                    April 15, 2005
---------------------------         Principal Financial Officer
Todd Gotlieb                        and Director


/s/Sam Ash                          Secretary and Director        April 15, 2005
---------------------------
Sam Ash