Form 10QSB
period 2005-03-31
SBS INTERACTIVE CO
filed 2005-05-23
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005.

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                        Commission file number 000-28363

                              SBS Interactive, Co.
             (Exact name of Registrant as specified in its Charter)

          Florida                                             65-0705830
 (State of Incorporation)                                   (IRS Employer
                                                         Identification No.)

                          4211 Yonge Street, Suite 235
                            Toronto, Ontario M2P 2A9
                                     Canada
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (416) 223-9293

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant had 30,027,576 shares of common stock outstanding as of May 9, 2005.

Transitional Small Business Disclosure Format: Yes |X| No |_|

                              SBS Interactive, Co.

                                      INDEX

                                                                                               Page Number
PART I -- FINANCIAL INFORMATION

Item 1. -   Financial Statements.

                  Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)            1

                  Condensed Consolidated Statements of Operations (unaudited) for the              2
                  Three Months Ended March 31, 2005 and March 31, 2004 and
                  from inception (September 20, 1996) to March 31, 2005

                  Condensed Consolidated Statements of Comprehensive Loss for the Three            3
                  Months Ended March 31, 2005 and March 31, 2004 and from inception
                  (September 20, 1996) to March 31, 2005

                  Condensed Consolidated Statements of Stockholders' Deficit from inception        4
                  (September 20, 1996) to March 31, 2005 (unaudited)

                  Condensed Consolidated Statement of Cash Flows (unaudited) for the               14
                  Three Months Ended March 31, 2005 and March 31, 2004
                  and from inception (September 20, 1996) to March 31, 2005

                  Notes to the Condensed Consolidated Financial Statements                         16

Item 2. -   Management's Discussion and Analysis or Plan of Operations.                            26

Item 3. -   Controls and Procedures.                                                               31

PART II -- OTHER INFORMATION

Item 1. -   Legal Proceedings.                                                                     31

Item 2. -   Unregistered Sales of Equity Securities and Use of Proceeds.                           31

Item 3. -   Defaults Upon Senior Securities.                                                       32

Item 4. -   Submission of Matters to a Vote of Security Holders.                                   32

Item 5. -   Other Information.                                                                     32

Item 6. -   Exhibits and Reports on Form 8-K.                                                      32

Signature Page                                                                                     37

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                   $     74,014
   Prepaid expenses                                                                  29,677
                                                                               ------------
       TOTAL CURRENT ASSETS                                                         103,691

PROPERTY AND EQUIPMENT,
   NET OF ACCUMULATED DEPRECIATION                                                  103,671
                                                                               ------------

           TOTAL ASSETS                                                        $    207,362
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses, including related party of $84,988   $    455,874
   Notes payable, related party                                                     602,140
                                                                               ------------

                TOTAL CURRENT LIABILITIES                                         1,058,014
                                                                               ------------

   STOCKHOLDERS' DEFICIT:
      Common stock, $0.001 par value;
          50,000,000 shares authorized;
          30,027,576 issued and outstanding                                          30,029
      Additional paid-in capital                                                 19,421,111
      Other comprehensive loss -
          Foreign currency translation adjustment                                   (46,231)
      Deficit accumulated during the
         Development stage                                                      (20,255,561)
                                                                               ------------

                TOTAL STOCKHOLDERS' DEFICIT                                        (850,652)
                                                                               ------------

                TOTAL LIABILITIES AND
                    STOCKHOLDERS' DEFICIT                                      $    207,362
                                                                               ============

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           From
                                                    For The Three    For The Three      September 20,
                                                    Months Ended      Months Ended    1996 (Inception)
                                                   March 31, 2005    March 31, 2004   to March 31, 2005
                                                    ------------      ------------      ------------
DEVELOPMENT STAGE EXPENSES
   Selling, general and administrative, including
     Related party of $119,481 and $11,840          $    305,781      $    344,003      $  2,389,297
   Non-cash compensation, including
     Related party of $254,200 and $216,000              269,000           469,000        10,214,151
   Debt restructuring expense                                  0         6,186,373         6,186,373
                                                    ------------      ------------      ------------

     TOTAL DEVELOPMENT
          STAGE EXPENSES                                 574,781         6,999,376        18,789,821
                                                    ------------      ------------      ------------

LOSS FROM OPERATIONS                                    (574,781)       (6,999,376)      (18,789,821)

INTEREST INCOME                                                0                 0             2,239

INTEREST EXPENSE                                          (6,390)           (9,260)          (57,079)

NON-CASH INTEREST EXPENSE
   FROM AMORTIZATION OF
   DEBT DISCOUNT                                        (165,000)         (539,621)       (1,410,900)
                                                    ------------      ------------      ------------

NET LOSS                                            $   (746,171)     $ (7,548,257)     $(20,255,561)
                                                    ============      ============      ============

NET LOSS PER COMMON SHARE
    Basic and diluted                               $       (.02)     $       (.52)     $       (.69)
                                                    ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
    Basic and diluted                                 29,853,057        14,407,313        29,164,771
                                                    ============      ============      ============

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                           From
                                                    For The Three    For The Three      September 20,
                                                    Months Ended      Months Ended    1996 (Inception)
                                                   March 31, 2005    March 31, 2004   to March 31, 2005
                                                    ------------      ------------      ------------
NET LOSS                                            $   (746,171)     $ (7,548,257)     $(20,255,561)

OTHER COMPREHENSIVE LOSS

   FOREIGN CURRENCY
     TRANSLATION ADJUSTMENT                                  (14)          (26,146)          (46,231)
                                                    ------------      ------------      ------------

   NET COMPREHENSIVE LOSS                           $   (746,185)     $ (7,574,403)     $(20,301,792)
                                                    ============      ============      ============

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
September 20, 1996 -
  common stock
  issued for cash                  500,000      $    500      $  9,500      $      0      $      0      $      0       $ 10,000

October 1, 1996 to
  December 31, 1996 -
  common stock
  issued for cash                   17,200            17         5,143             0             0             0          5,160

Net (loss) for the period
  from September 20, 1996
  to December 31, 1996                   0             0             0             0             0             0              0
                                  --------      --------      --------      --------      --------      --------       --------

Balance, December 31, 1996         517,200           517        14,643             0             0             0         15,160

Net (loss) for the year
  ended December 31, 1997                0             0             0             0             0       (15,160)       (15,160)
                                  --------      --------      --------      --------      --------      --------       --------

Balance, December 31, 1997         517,200           517        14,643             0             0       (15,160)             0
                                  --------      --------      --------      --------      --------      --------       --------

Net (loss) for year ended
  December 31, 1998                      0             0             0             0             0       (17,087)       (17,087)
                                  --------      --------      --------      --------      --------      --------       --------

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
Balance, December 31, 1998          517,200   $       517   $    14,643   $         0   $         0   $   (32,247)   $   (17,087)

1998 - Common stock
  issued for cash                 6,000,000         6,000       294,000             0             0             0        300,000

Net (loss) for the year ended
  December 31, 1999                       0             0             0             0             0       (54,829)       (54,829)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999        6,517,200         6,517       308,643             0             0       (87,076)       228,084

Net (loss) for the year ended
  December 31, 2000                       0             0             0             0             0       (55,545)       (55,545)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2000        6,517,200         6,517       308,643             0             0      (142,621)       172,539

November 30, 2001, common
  stock issued for services         500,000           500     3,874,500             0             0             0      3,875,000

Net (loss) for the year ended
  December 31, 2001                       0             0             0             0             0    (3,941,567)    (3,941,567)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001        7,017,200         7,017     4,183,143             0             0    (4,084,188)       105,972

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
October 29, 2002 - common
  stock issued for business
  acquisition                       3,180,984   $     3,181   $  (313,938)   $         0   $         0   $         0    $  (310,757)

Debt discount arising from
  beneficial conversion
  feature                                   0             0        33,000              0             0             0         33,000

Net (loss) for the year ended
  December 31, 2002                         0             0             0              0             0      (226,317)      (226,317)
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------

Balance, December 31, 2002         10,198,184        10,198     3,902,205              0             0    (4,310,505)      (398,102)

July 1, 2003 - common
  stock issued for services           100,000           101       346,399              0             0             0        346,500

Debt discount arising from
  beneficial conversion feature             0             0       465,750              0             0             0        465,750

November 20, 2003 - common
  stock issued for services         1,000,000         1,000       109,000              0             0             0        110,000

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
Stock discount expense                     0   $         0   $   103,500   $         0    $         0    $         0    $   103,500

Deferred compensation                      0             0             0      (100,000)             0              0       (100,000)

Foreign currency
  translation adjustment                   0             0             0             0         (9,339)             0         (9,339)

Net (loss) for the year ended
  December 31, 2003                        0             0             0             0              0     (1,552,457)    (1,552,457)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2003        11,298,184        11,299     4,926,854      (100,000)        (9,339)    (5,862,962)    (1,034,148)

February 9, 2004 - common
  stock issued conversion
  of accrued compensation          3,000,000         3,000       297,000             0              0              0        300,000

February 9, 2004 - warrants
  issued for services                      0             0        72,000             0              0              0         72,000

February 2004 - warrants
  issued to retire outstanding
  debt, net of fees                        0             0     6,186,373             0              0              0      6,186,373

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
February 2004 - common
  stock issued to retire debt,
  net of fees                      4,330,820   $   4,331     $ 980,983      $       0      $       0     $       0     $ 985,314

February 12, 2004 -
  common stock issued for
  services                           500,000         500       109,500              0              0             0       110,000

February 9, 2004 - common
  stock issued for services          250,000         250        24,750              0              0             0        25,000

February 19, 2004 - common
  stock issued for services           50,000          50        49,950              0              0             0        50,000

March 19, 2004 - common
  stock issued for services          450,000         450        49,550              0              0             0        50,000

March 29, 2004 - common
  stock issued for services          230,000         230       252,770              0              0             0       253,000

April 1, 2004 - warrants
  issued for services                      0           0        20,134              0              0             0        20,134

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
May 1, 2004 - warrants
  issued for services                        0   $        0   $   14,914   $        0   $        0   $        0   $   14,914

June 1, 2004 - warrants
  issued for services                        0            0       11,142            0            0            0       11,142

June 29, 2004 - warrants
  issued for services                        0            0       11,706            0            0            0       11,706

July 1, 2004 and August 1, 2004 -
  warrants issued for services               0            0        7,426            0            0            0        7,426

July 22, 2004 - common
  stock issued for settlement        7,313,333        7,313    4,384,345            0            0            0    4,391,658

June 25, 2004 - common
  stock issued for services            200,000          200      111,800            0            0            0      112,000

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
August 6, 2004 - common
  stock issued for cash, net
  of registration right penalty    1,250,000    $   1,250     $ 336,250     $       0     $       0      $       0     $ 337,500

August 19, 2004 - common
  stock issued as a reset to the
  August 6, 2004 common
  stock issued for cash              178,572          179        62,321             0             0              0        62,500

October 7, 2004 - common
  stock issued for services           30,000           30        11,970             0             0              0        12,000

October 29, 2004 - options
  issued for services                      0            0        19,170             0             0              0        19,170

Debt discount arising from
  beneficial conversion
  feature                                  0            0       747,150             0             0              0       747,150

Deferred compensation                      0            0             0       100,000             0              0       100,000

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
Foreign currency translation
  adjustment                               0   $         0   $          0   $       0     $   (36,878)  $          0   $    (36,878)

Net (loss) for the year ended
  December 31, 2004                        0             0              0           0               0    (13,646,428)   (13,646,428)
                                ------------   -----------   ------------   ---------     -----------   ------------   ------------

Balance, December 31, 2004        29,080,909        29,082     18,688,058           0         (46,217)   (19,509,390)      (838,467)

January 3, 2005 - common
  stock issued for services           10,000            10          5,490           0               0              0          5,500

January 7, 2005 - common
  stock issued for cash              666,667           667        199,333           0               0              0        200,000

January 31, 2005 -
  common stock issued
  for services                       200,000           200        109,800           0               0              0        110,000

February 1, 2005 -
  common stock issued
  for services                        10,000            10          5,290           0               0              0          5,300

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
February 17, 2005 -
  warrants issued
  for services                          0               0       224,200             0             0             0        224,200

March 1, 2005 -
  common stock issued
  for services                     10,000              10         3,990             0             0             0          4,000

March 10, 2005 -
  common stock issued
  for cash                         50,000       $      50     $  19,950     $       0     $       0     $       0      $  20,000

March 31, 2005 -
  Debt discount arising
  from beneficial conversion
  feature                               0               0       165,000             0             0             0        165,000

Foreign currency translation
  adjustment                            0               0             0             0           (14)            0            (14)

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THE PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                                         Accumulated   Accumulated
                                      Common Stock           Additional                    Other       During The       Total
                                  ----------------------      Paid-In      Deferred    Comprehensive  Development     Stockholders'
                                   Shares       Amount        Capital     Compensation     (Loss)        Stage          Deficit
                                  --------      --------      --------      --------      --------      --------       --------
Net loss for the three months
  ended March 31, 2005                     0            0                0             0            0        (746,171)     (746,171)
                                ------------   ----------     ------------  ------------   ----------    ------------   -----------

Balance, March 31, 2005           30,027,576   $   30,029     $ 19,421,111  $          0   $  (46,231)   $(20,255,561)  $  (850,652)
                                ============   ==========     ============  ============   ==========    ============   ===========

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                        From
                                                                                  For The Three   For The Three     September 20,
                                                                                   Months Ended    Months Ended   1996 (Inception)
                                                                                  March 31, 2005  March 31, 2004  to March 31, 2005
                                                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                                        $   (746,171)   $ (7,548,257)   $(20,255,561)
   Adjustments to reconcile net loss to net cash (used) in operating activities:
       Depreciation and amortization                                                        403           5,468          15,941
       Non-cash interest, beneficial
         conversion feature                                                             165,000         539,621       1,410,900
       Issuance of equity instruments for
          debt extinguishment cost                                                            0       6,186,373       6,186,373
       Issuance of equity instruments
           for services                                                                 269,000         469,000      10,073,517
   Changes in assets and liabilities:
       Deposits                                                                               0            (208)              0
       Prepaid expenses                                                                 (29,677)              0         (29,677)
       Accrued interest                                                                   6,390          25,228          27,441
       Accounts payable                                                                  43,955           9,309         508,033
                                                                                   ------------    ------------    ------------

         NET CASH (USED) IN
          OPERATING ACTIVITIES                                                         (291,100)       (313,466)     (2,063,033)
                                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
   Cash from acquired subsidiaries                                                            0               0           1,980
   Purchase of property and equipment                                                   (31,975)         (9,430)       (109,964)
                                                                                   ------------    ------------    ------------

         NET CASH (USED) BY
             INVESTING ACTIVITIES                                                       (31,975)         (9,430)       (107,984)
                                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                               220,000               0         935,160
   Proceeds from issuance of debt to related parties                                          0               0          39,840
   Proceeds from issuance of debt, shareholders,
     net of fees                                                                        165,000         410,000       1,343,762
   Payment on debt, shareholders, net of fees                                                 0               0         (27,500)
                                                                                   ------------    ------------    ------------

       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                                          385,000         410,000       2,291,262
                                                                                   ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                              (14)        (26,146)        (46,231)
                                                                                   ------------    ------------    ------------

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                                        From
                                                                                  For The Three   For The Three     September 20,
                                                                                   Months Ended    Months Ended   1996 (Inception)
                                                                                  March 31, 2005  March 31, 2004  to March 31, 2005
                                                                                   ------------    ------------    ------------

       NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS                                                $   61,911      $   60,958       $   74,014

CASH AND EQUIVALENTS,
   Beginning of period                                                                 12,103          27,942                0
                                                                                   ----------      ----------       ----------

CASH AND EQUIVALENTS,
   End of period                                                                   $   74,014      $   88,900       $   74,014
                                                                                   ==========      ==========       ==========

                                                        March 31,      March 31,
                                                          2005          2004
                                                        ----------    ----------

 SUPPLEMENTAL DISCLOSURE OF:
     Cash paid for interest                             $        0    $      322
     Cash paid for taxes$                               $        0    $        0

NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Issuance of equity instruments for services        $  349,000    $        0
     Issuance of stock for accrued compensation         $        0    $  300,000
     Conversion of debt to equity                       $        0    $1,033,475

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Presentation

      The interim condensed consolidated financial statements of SBS Interactive, Co. are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Accordingly, your attention is directed to footnote disclosure found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Nature of Operations (continued)

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

      Loss Per Share

      Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At March 31, 2005, the Company had stock warrants outstanding that could potentially be exercised into 8,549,043 additional common shares and stock options outstanding that could potentially be exercised into 925,000 additional shares. The Company additionally had debentures outstanding at March 31, 2005 that could potentially be converted into 3,755,750 additional shares. Such potentially issuable shares are excluded from the computation of net loss per share since the effect would be anti-dilutive. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding stock warrants, options and debentures were exercised and converted into common shares.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      The Company estimates the aggregate fair value of all stock warrants issued to related parties at the grant date to be $224,200, for 500,000 warrants at $0.60 for three years, (the Company expensed the full fair value on date of grant during the three months ended March 31, 2005) by using the Black-Scholes option pricing model based on the following assumptions:

                                                                      March 31,
                                                                        2005
                                                                      ----------

      Risk free interest rate                                         4.0 %
      Expected life                                                   3 years
      Expected volatility                                             191.3 %
      Dividend yield                                                    0.0

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options and warrants.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      New Accounting Pronouncements

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

      In March 2004 the Financial Accounting Standards Board issued a consensus of the Emerging Issues Task Force--EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", Application of FASB Statement 115 "Accounting for Certain Investments in Debt and Equity Securities." This EITF did not affect the Company as it does not hold investments.

      The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Going Concern

      The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $20 million and, at March 31, 2005, has a working capital deficit of approximately $954,000. The Company presently has no established source of revenue. All of these factors raise uncertainty about the Company's ability to continue as a going concern.

      The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. Management plans to raise additional capital through private equity financing by selling shares of the Company's common stock or through debt financing. Management believes that the Company will be able to obtain adequate financing to provide it with the ability to continue in existence for the next twelve months.

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

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 NOTES PAYABLE, SHAREHOLDERS

      The notes payable consist of the following:

      Note payable to related party, due on demand, bearing
      interest at 5% per
      annum, unsecured.                                               $  100,000

      Notes payable to related party, due on
      demand, bearing interest at 6% per
      annum, unsecured.                                                  502,140
                                                                      ----------
                                                                      $  602,140

      In March 2005, the Company received a $165,000 convertible note from Arthur Cohn, convertible at $0.20 into one share of the Company's common stock and two warrants to purchase the Company's common stock 1) at a $1.00 per share and 2) at $1.25 per share for three years. As provisions to the note, the conversion price resets upon 1) issuance of the Company's common stock at terms more favorable to this note and 2) other anti-dilution events. The note has a stated interest rate of 6% per annum and due upon demand. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was initially calculated at an estimated fair value of $165,000 and the warrants upon conversion would have no allocated value to be recognized upon conversion. Given that the note is due upon demand, the Company has recorded a $165,000 debt discount arising from the beneficial conversion feature on this note during the three months ended March 31, 2005.

NOTE 3 COMMON STOCK

      Shares Issued for Cash

      On January 7, 2005, the Company sold 666,667 shares of its common stock for cash at $0.30 per share for a total of $200,000 to an unrelated party.

      On March 10, 2005, the Company sold 50,000 shares of its common stock and two warrants for $0.40 per unit for a total of $20,000 to RP Capital, LLC, an entity that is owned by the former outside legal counsel for the Company. The warrants are exercisable at $1.00 for the first 50,000 and $1.25 for the remaining 50,000 and expire in three years. During the three months ended March 31, 2005, the Company incurred $63,981 in legal fees from services rendered by this counsel.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 COMMON STOCK

      Shares Issued for Services

      On January 3, 2005, the Company issued 10,000 common shares having a fair value of $0.55 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $5,500 was recognized during the three months ended March 31, 2005 on the statement of operations.

      On January 31, 2005, the Company approved the issuance of 200,000 common shares having a fair market value of $0.55 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to its former legal counsel for services performed during the year ended December 31, 2004 in the amount of $80,000. The Company recorded an additional expense related to the fair market value of the stock issued in the amount of $30,000.

      On February 1, 2005, the Company issued 10,000 common shares having a fair value of $0.53 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $5,300 was recognized during the three months ended March 31, 2005 on the statement of operations.

      On March 1, 2005, the Company issued 10,000 common shares having a fair value of $0.40 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $4,000 was recognized during the three months ended March 31, 2005 on the statement of operations.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 COMMON STOCK (CONTINUED)

      Warrants Issued for Services

      On February 17, 2005, the Company granted Marcus Cohn, Managing Director of Clearsite, Ltd. warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.60, for three years, in accordance with a non-exclusive consulting agreement between the Company and Clearsite, Ltd. During the three months ended March 31, 2005, $224,200 was charged to expense as non-cash compensation. The Company recorded the issuance of these warrants valued at $224,200 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 191.3% and a risk free interest rate of 4.0%.

      The following table summarizes information about fixed stock warrants outstanding at March 31, 2005:

                                                                                  Warrants
                Warrants Outstanding                                             Exercisable
---------------------------------------------------------------------   ---------------------------------

                                        Weighted
                                       Average            Weighted                           Weighted
   Range of                            Remaining          Average                            Average
   Exercise           Number           Contractual        Exercise         Number            Exercise
    Prices           Outstanding         Life              Price           Exercisable        Price
---------------   ---------------   ---------------   ---------------   ---------------   ---------------
$          1.25         1,300,000               2.2              1.25         1,300,000   $          1.25
           1.00         5,630,820               2.0              1.00         5,630,820              1.00
           0.85         1,118,223               2.0              0.85         1,118,223              0.85
           0.60           500,000               2.9              0.60           500,000              0.60

      Options

      As of March 31, 2005, the Company had 925,000 stock options outstanding and exercisable with a weighted average life of 43 months, weighted average exercise price of $0.53 and weighted average fair value of $0.17.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 COMMITMENTS AND CONTINGENCIES

      Royalty Agreement

      On September 9, 1999, High Plateau entered into a Royalty and Development Agreement with Ultimatte Corporation ("Ultimatte") to develop a "keyer unit" based on patented technology held by Ultimatte. The keyer unit enables the patented technology of the Company to interact with the consumer and is crucial to the Company's existing plans for development and production of its intended product. In accordance with the agreement, the Company was obligated to pay $300,000 to Ultimatte in development fees, of which, the entire amount has been paid through December 31, 2004.

      This relationship is now governed by the Amended and Restated Design and Development Agreement that the Company entered into with Ultimatte Corporation on June 15, 2003. Pursuant to this agreement, the Company agreed to pay Ultimatte Corporation a development fee of $300,000 for the development and fabrication of five keyer units. The contract calls for the Company to manufacture the keyer units after the Company has received test units and FCC approval is received for which the Company has received approval. The Company also agreed to pay certain royalties to Ultimatte Corporation upon UL or CSA approval and CE marking. The royalty equals 7% of the gross revenue the Company recognizes from the rental, lease, license or sale of the units manufactured for the Company by Ultimatte Corporation and the content used with the units plus 40% of the gross revenue the Company recognizes related to licensing to a third party the right to manufacture and sell or use or rent the units. The Company must pay a minimum royalty ("Minimum Payment") of $100,000 during the first quarter following the UL or CSA approval and CE marking, $150,000 during the second quarter, $250,000 during the third quarter, $250,000 during the fourth quarter and the greater of $312,500 or 50% of the projected amount of royalties due during the fifth quarter and each quarter thereafter. Royalties must be paid within 30 days following the end of each quarter. If the Company fails to pay the Minimum Payments as required, Ultimatte will have the right to use Keyer Unit for any purpose. At March 31, 2005, the Company paid the first $50,000 to Ultimatte that was due on April 1, 2005 with the remaining $50,000 due on May 25, 2005.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Real Estate Lease

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

      Rent expense for the three months ended March 31, 2005 and 2004 amounted to $15,236 and $4,103. On February 3, 2005, the Company accepted assignment of a five year lease, ending on September 30, 2008, from a related company. The lease calls for base monthly rental payments of $2,133 plus applicable operating expenses and taxes. (See Note 5.)

NOTE 5 SUBSEQUENT EVENTS

      During May 2005, the Company received $45,000 from Mr. Arthur Cohn under a new debt agreement that remains under negotiation.

      During May 2005, the Company and the parties involved in the assignment of the five year lease mentioned in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 hereof mutually agreed to cancel the assignment of such lease. The Company has since relocated its office.

Item 2. - Management's Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe", "anticipate", "expect", "intend", "plan", "may" and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the financial statements included in this report, as well as the following:

      o our lack of capital and whether or not we will be able to raise capital when we need it,

      o     whether or not we are able to successfully market our product,

      o our overall ability to successfully compete in our market and our industry,

      o     whether or not we will  continue  to  receive  the  services  of our
            principal   executive  officer,   principal  financial  officer  and
            director, Mr. Todd Gotlieb,

and other factors, some of which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in documents we file with the Securities and Exchange Commission, including the risk factors discussed in our Annual Report on Form 10-KSB.

Management's discussion and analysis of financial condition and results of operations are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

We are a development stage company located in Toronto, Ontario, Canada. We have developed a unique interactive video technology product that uses "reverse blue screen" technology. Used primarily in the making of movies and television programming, blue screen technology allows actors to perform in front of a blue background screen, upon which background images are superimposed at a later time by a chromakey processor. Our product uses patented reverse blue screen technology to playback, on the user's television, pre-recorded programming into which the user's environment, as photographed by the digital camera in the set-top box, is combined. In other words, the user and his surroundings will appear with the pre-recorded programming along with the actors. The set-top box is easily connected between the user's DVD player and the TV monitor.

We believe that our technology can be used not only for the entertainment purposes, but also as a teaching and training tool. For exercising or athletics for example, the user can watch him or herself stand next to the instructor and follow the instructor's lead. This allows the user to compare his or her activity to the instructor's and immediately correct or modify the activity, if necessary. Other potential uses by consumers for our interactive video technology includes children's programs, video karaoke, performance training and enhancement (including musical instrument training, acting workshops, singing and dancing training), theme parties and adult entertainment. In the business and institutional markets the potential uses for the product include product and procedural training and testing, military and security training, language education, training and educating the learning disabled, and public speaking, training.

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

In August 2004 we received our first purchase order for the set-top boxes. The amount of the purchase order was $280,000.

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

Since our inception, we have relied on loans, sales of our securities and stock and options issued for services to sustain our operations. We will continue to do this until we are able to support our operations through sales of our product however, we cannot assure you that this we will ever occur. We cannot guarantee that the financing will be available to support our business and if we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to continue our operations.

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

Our largest stockholder, Mr. Arthur Cohn, has continued to lend us money, as we need it. In July 2004, we executed five agreements with Mr. Cohn. Pursuant to the First Amendment to Assignment and Agreement to Convert Debt, we agreed to issue to Mr. Cohn an additional 7,313,333 shares of our common stock to settle alleged claims Mr. Cohn asserted relating to his agreement, in March 2004, to convert loans made by him to our securities. The Master Loan Agreement governs current and future loans made to us by Mr. Cohn. The Pledge and Security Agreement secures the repayment of any loans made by Mr. Cohn to us with our assets. The Secured Convertible Promissory Note in the amount of $100,000 originally allowed Mr. Cohn to covert the principal and interest of the loan into shares of our common stock at the price of $0.50 per share, although this price was reduced to $0.20 per share in November 2004 as a result of certain anti-dilution rights Mr. Cohn has, which required us to reset the price per share. The loan bears interest at 6% per annum and is payable on demand. Mr.
Cohn's anti-dilution rights will entitle him to convert the principal and interest of the loan into 500,000 shares of our common stock (rather than 200,000 shares). Mr. Cohn also received a Common Stock Purchase Warrant that is subject to the anti-dilution rights and now allows him to purchase up to 1,000,000 shares of our common stock (rather than 400,000 shares), 500,000 shares at an exercise price of $1.00 and 500,000 shares at an exercise price of $1.25.

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

In November 2004 we received an additional loan from Arthur Cohn in the amount of $150,000. Pursuant to the terms of the Secured Convertible Promissory Note, the loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. The loan is secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 1,500,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

In December 2004 we received an additional loan from Arthur Cohn in the amount of $87,150. Pursuant to the terms of the Secured Convertible Promissory Note, the loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. The loan is secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 430,750 shares of our common stock. The warrant may be exercised at a price of $1.00 per share.

In March 2005 we received an additional loan from Arthur Cohn in the amount of $165,000. Pursuant to the terms of the Secured Convertible Promissory Note, the loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. The loan is secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 1,660,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

Our development stage expenses for the three months ended March 31, 2005 were $574,781 as compared to $6,999,376 in development stage expenses for the three months ended March 31, 2004. During the three months ended March 31, 2004, we granted common stock and warrants to induce conversion of debt and settle claims valued at $6,186,373. During the three months ended March 31, 2005, we issued common stock and warrants to consultants and our former legal counsel in exchange for services rendered to us, which accounted for $269,000 in expense as compared to a total of $469,000 in non-cash compensation expenses for the three months ended March 31, 2004. Other operating expenses for the three months ended March 31, 2005 included selling, general and administrative expenses of $305,781 as compared to $344,003 for the three months ended March 31, 2004. The decrease in selling, general and administrative expenses for the three months ended March 31, 2005 was due to the lack of cash on hand and credit resources to afford business promotion and research and development expenditures. We have adopted two employee benefit plans that will permit us to pay employees, officers, directors, consultants and agents with our common stock or options to purchase common stock, so long as the services these individuals render to us do not relate to capital raising transactions. With the consent of Mr. Arthur Cohn, we will continue to pay compensation and debt with our securities whenever possible, in order to conserve our cash for operations.

Our loss from operations for the three months ended March 31, 2005 was $574,781 as compared to loss from operations of $6,999,376 for the three months ended March 31, 2004. As a result of the payment of debt with securities and the issuance of debt securities, we incurred non-cash interest expense for the three months ended March 31, 2005 of $165,000, as compared to non-cash interest expense in the amount of $539,621 for the three months ended March 31, 2004.
Interest expense for the three months ended March 31, 2005 was $6,390 as compared to interest expense of $9,260 for the three months ended March 31, 2004. Interest expense relates to a loan of $100,000 made to us by Maple Leaf Holdings that accrues interest at the rate of 5% per annum and loans from Mr. Cohn of $502,140 that accrue interest at the rate of 6% per annum.

Because of the increase in expenses related to implementation of our business plan, including the expenses we incurred by paying compensation and loans with our securities, our net loss for the three months ended March 31, 2005 was $746,171 as compared to a net loss of $7,548,257 for the three months ended March 31, 2004.

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

Net cash used in operating activities for the three months ended March 31, 2005 was $291,100 as compared to $313,466 in net cash used in operating activities for the three months ended March 31, 2004.

We used $31,975 to purchase property and equipment during the three months ended March 31, 2005, as compared to $9,430 used to purchase property and equipment during the three months ended March 31, 2004. This increase in investment in property and equipment related to the ramp-up of our business.

During the three months ended March 31, 2005, $220,000 was provided to us from net proceeds raised through the sale of units composed of common stock and warrants and $165,000 was provided to us from shareholder loans. During the three months ended March 31, 2004, we raised no money through sales of our securities, although we received $410,000 from shareholder loans.

As of March 31, 2005 we had a deficit accumulated during the development stage of $20,255,561 and a working capital deficiency of approximately $954,000. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report on our consolidated financial statements for the three months ended March 31, 2005. In that report and in the notes to the condensed consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our liquidity problems and to obtain adequate financing to fulfill our development activities. These factors raise uncertainty about our ability to continue as a going concern.

SUBSEQUENT EVENTS

During May 2005, the Company received $45,000 from Mr. Arthur Cohn under a new debt agreement that remains under negotiation.

During May 2005, the Company and the parties involved in the assignment of the five year lease mentioned in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 hereof mutually agreed to cancel the assignment of such lease. The Company has since relocated its office.

Item 3. - Disclosure Controls and Procedures

Management, including the Company's principal executive officer and principal financial officer - the Company's principal executive officer, the President, is also the Company's principal financial officer, the Principal Accounting Officer
- carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the President/Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no significant change in the Company's internal controls over financial reporting since the date of management's most recent evaluation thereof that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings.

Not applicable.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2005, the Company sold 666,667 shares of its common stock for cash at $0.30 per share for a total of $200,000 to an unrelated party. These securities were issued in reliance on Regulation S promulgated under the Securities Act of 1993. The offer and sale of the security occurred outside of the United States.

On March 10, 2005, the Company sold 50,000 shares of its common stock and two warrants for $0.40 per unit for a total of $20,000 to RP Capital, LLC, an entity that is owned by the former outside legal counsel for the Company. The warrants are exercisable at $1.00 for the first 50,000 and $1.25 for the remaining 50,000 and expire in three years. During the three months ended March 31, 2005, the Company incurred $63,981 in legal fees from services rendered by this counsel. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupied a status with us that affords it effective access to the information that registration would otherwise provide.

On February 15, 2005, the Company approved the issuance of 200,000 common shares having a fair market value of $0.55 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to its former legal counsel for services performed during the year ended December 31, 2004 in the amount of $80,000. The Company recorded an additional expense related to the fair market value of the stock issued in the amount of $30,000. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupied a status with us that afforded it effective access to the information that registration would otherwise provide.

On February 17, 2005, the Company granted Marcus Cohn, Managing Director of Clearsite, Ltd. warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.60, for three years, in accordance with a non-exclusive consulting agreement between the Company and Clearsite, Ltd. During the three months ended March 31, 2005, $224,200 was charged to expense as non-cash compensation. The Company recorded the issuance of these warrants valued at $224,200 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 191.3% and a risk free interest rate of 4.0%. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising engaged in by us in making this offering and the offeree occupies a status with us that affords him effective access to the information that registration would otherwise provide.

The net proceeds from each of the foregoing cash transactions  described in this
Item 2 are for use as general working capital.

Item 3. - Defaults Upon Senior Securities.

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. - Other Information.

The information contained in Item 2 of Part II hereof is hereby incorporated by reference.

Item 6. - Exhibits and Reports on Form 8-K.

Exhibit No.                     Description of Exhibits
-----------                     -----------------------

    2 Articles and Plan of Merger of SBS Acquisition, Inc. with and into SBS Interactive, Inc. (1)

    3.1        Certificate of Incorporation, as amended (2)

    3.2        Bylaws of SBS Interactive, Co. (2)

    10.1       Common Stock Purchase Agreement*

    10.2       Warrant issued March 10, 2005 issued to RP Capital, LLC*

    10.3       Warrant issued February 17, 2005 to Marcus Cohn*

    10.4       Non-Exclusive   Consulting  Agreement  dated  February  17,  2005
               between Clearsite Ltd. and SBS Interactive, Co.*

    31         Certification pursuant to Rule 13a-14(a) and 15d-14(a)*

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

                               REPORTS ON FORM 8-K

On April 22, 2005, the Registrant filed a current report disclosing that on April 18, 2005, Mr. Sam Ash, a member of the Registrant's Board of Directors, resigned, and also on April 18, 2005, Mr. Trent Walklett and Mr. Alexander von Mueffling were appointed to the Board of Directors by the Registrant's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SBS Interactive, Co.

Date: May 23, 2005                     By:      /s/ TODD GOTLIEB
      ------------                        --------------------------------------
                                                  Todd Gotlieb
                                      President and Principal Accounting Officer
                                      (the Company's principal executive officer
                                           and principal financial officer)

                                  EXHIBIT INDEX

  Exhibit No.         Description of Exhibits
  -----------         -----------------------

    10.1       Common Stock Purchase Agreement

    10.2       Warrant issued March 10, 2005 issued to RP Capital, LLC

    10.3       Warrant issued February 17, 2005 to Marcus Cohn

    10.4       Non-Exclusive   Consulting  Agreement  dated  February  17,  2005
               between Clearsite Ltd. and SBS Interactive, Co.

    31         Certification pursuant to Rule 13a-14(a) and 15d-14(a)

    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002