Form 10QSB
period 2005-06-30
SBS INTERACTIVE CO
filed 2005-08-19
CIK 1085220

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005.

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


                                247 Lesmill Road
                            Toronto, Ontario M3B 2V1
                                     Canada
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (416) 223-9293

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant had 28,027,576 shares of common stock outstanding as of July 19, 2005.

Transitional Small Business Disclosure Format: Yes |X| No |_|

                              SBS Interactive, Co.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I -- FINANCIAL INFORMATION

Item 1. - Financial Statements

             Condensed Consolidated Balance Sheet as of June 30, 2005          1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2005 and June 30,
             2004 and from inception to June 30, 2005                          2

             Condensed Consolidated Statements of Comprehensive Loss
             for the Three and Six Months  Ended June 30, 2005 and June
             30, 2004 and from inception to June 30, 2005                      3

             Condensed Consolidated Statements of Stockholders' Deficit
             from inception to June 30, 2005                                   4

             Condensed Consolidated Statement of Cash Flows for the Six
             Months  Ended  June 30, 2005 and June 30, 2004 and from
             inception to June 30, 2005                                       14

             Notes to the Condensed Consolidated Financial Statements         16

Item 2. -  Management's Discussion and Analysis or Plan of Operations         26

Item 3. -  Controls and Procedures                                            31

PART II -- OTHER INFORMATION

Item 1. - Legal Proceedings                                                   31

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 3. - Defaults Upon Senior Securities                                     32

Item 4. - Submission of Matters to a Vote of Security Holders                 32

Item 5. - Other Information                                                   32

Item 6. - Exhibits and Reports on Form 8-K                                    32

Signature Page                                                                34

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSET
   Cash and cash equivalents                                            $      1,952
   Stock subscription receivable                                             100,000
   Prepaid expenses                                                           21,935
                                                                        ------------

TOTAL CURRENT ASSETS                                                         123,887

PROPERTY AND EQUIPMENT,
   NET OF ACCUMULATED DEPRECIATION                                           134,564

SECURITY DEPOSIT                                                               1,407
                                                                        ------------

           TOTAL ASSETS                                                 $    259,858
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses,
     including related party of $83,205                                 $    567,425
   Notes payable, related party                                              678,140
                                                                        ------------

           TOTAL CURRENT LIABILITIES                                       1,245,565
                                                                        ------------
   STOCKHOLDERS' DEFICIT:
      Common stock, $0.001 par value
          50,000,000 shares authorized
          30,527,576 shares issued
          28,027,576 shares outstanding                                       30,529
     Treasury stock (at cost)                                                (70,700)
     Additional paid-in capital                                           19,621,961
     Other comprehensive loss -
          Foreign currency translation adjustment                            (46,340)
     Deficit accumulated during the
          Development stage                                              (20,521,157)
                                                                        ------------

           TOTAL STOCKHOLDERS' DEFICIT                                      (985,707)
                                                                        ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    259,858
                                                                        ============

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                  Three Months Ended                  Six Months Ended                 From
                                                       June 30,                           June 30,                 September 20,
                                           ------------------------------      ------------------------------     1996 Inception
                                               2005              2004              2005              2004        To June 30, 2005
                                           ------------      ------------      ------------      ------------    ----------------

DEVELOPMENT STAGE EXPENSES
  Selling, general and administrative      $    226,016      $    245,812      $    531,797      $    589,815      $  2,615,313
  Non-cash compensation                               0           466,288           269,000           935,288        10,214,151
  Debt restructuring expense                          0         4,388,000                 0        10,574,373         6,186,373
                                           ------------      ------------      ------------      ------------      ------------
         TOTAL DEVELOPMENT
           STAGE EXPENSES                       226,016         5,100,100           800,797        12,099,476        19,015,837
                                           ------------      ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                           (226,016)       (5,100,100)         (800,797)      (12,099,476)      (19,015,837)

INTEREST INCOME                                       0                 0                 0                 1             2,239

INTEREST EXPENSE                                 (8,930)           (1,880)          (15,320)          (11,141)          (66,009)

NON-CASH INTEREST EXPENSE
  FROM AMORTIZATION OF DEBT DISCOUNT            (30,650)          (24,000)         (195,650)         (563,621)       (1,441,550)
                                           ------------      ------------      ------------      ------------      ------------
NET LOSS                                   $   (265,596)     $ (5,125,980)     $ (1,011,767)     $(12,674,237)     $(20,521,157)
                                           ============      ============      ============      ============      ============
NET LOSS PER COMMON SHARE
  Basic and diluted                        $       (.01)     $       (.26)     $       (.03)     $       (.74)     $       (.69)
                                           ============      ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  Basic and diluted                          29,218,361        20,109,004        29,949,086        17,114,241        29,652,848
                                           ============      ============      ============      ============      ============


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                         Three Months Ended                     Six Months Ended                 From
                                              June 30,                              June 30,                   September 20,
                                 ----------------------------------    ----------------------------------     1996 Inception
                                      2005               2004               2005               2004          To June 30, 2005
                                 ---------------    ---------------    ---------------    ---------------    ----------------
NET LOSS                         $      (265,596)   $    (5,125,980)   $    (1,011,767)   $   (12,674,237)   $    (20,521,157)

OTHER COMPREHENSIVE LOSS

    FOREIGN CURRENCY
      TRANSLATION ADJUSTMENT                (137)              (108)              (123)           (26,254)            (46,340)
                                 ---------------    ---------------    ---------------    ---------------    ----------------

NET COMPREHENSIVE LOSS           $      (265,733)   $    (5,126,088)   $    (1,011,890)   $   (12,700,491)   $    (20,567,497)
                                 ===============    ===============    ===============    ===============    ================

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)


                                                                                             Accumulated
                                       Common Stock            Additional                       Other
                                  ----------------------        Paid-In       Deferred      Comprehensive
                                   Shares        Amount         Capital     Compensation       (Loss)
                                  --------      --------       ---------    ------------    -------------
September 20, 1996 -
  common stock
  issued for cash                  500,000      $    500       $   9,500     $         0    $           0

October 1, 1996 to
  December 31, 1996 -
  common stock
  issued for cash                   17,200            17           5,143               0                0

Net (loss) for the period
  from September 20, 1996
  to December 31, 1996                   0             0               0               0                0
                                  --------      --------       ---------    ------------    -------------
Balance, December 31, 1996         517,200           517          14,643               0                0

Net (loss) for the year
  ended December 31, 1997                0             0               0               0                0
                                  --------      --------       ---------    ------------    -------------
Balance, December 31, 1997         517,200           517          14,643               0                0
                                  --------      --------       ---------    ------------    -------------
Net (loss) for year ended
  December 31, 1998                      0             0               0               0                0
                                  --------      --------       ---------    ------------    -------------

                                    Deficit
                                  Accumulated
                                   During The           Treasury Stock            Total
                                  Development       ----------------------     Stockholders'
                                     Stage           Shares        Amount         Deficit
                                  -----------       --------      --------     -------------
September 20, 1996 -
  common stock
  issued for cash                 $         0              0      $      0     $      10,000

October 1, 1996 to
  December 31, 1996 -
  common stock
  issued for cash                           0              0             0             5,160

Net (loss) for the period
  from September 20, 1996
  to December 31, 1996                      0              0             0                 0
                                  -----------       --------      --------     -------------
Balance, December 31, 1996                  0              0             0            15,160

Net (loss) for the year
  ended December 31, 1997             (15,160)             0             0           (15,160)
                                  -----------       --------      --------     -------------
Balance, December 31, 1997            (15,160)             0             0                 0
                                  -----------       --------      --------     -------------
Net (loss) for year ended
  December 31, 1998                   (17,087)             0             0           (17,087)
                                  -----------       --------      --------     -------------

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)


                                                                                                           Accumulated
                                            Common Stock                 Additional                          Other
                                    -----------------------------         Paid-In          Deferred       Comprehensive
                                      Shares            Amount            Capital        Compensation        (Loss)
                                    -----------       -----------       ------------     ------------     -------------
Balance, December 31, 1998              517,200       $       517       $     14,643      $         0     $           0

1998 - Common stock
  issued for cash                     6,000,000             6,000            294,000                0                 0

Net (loss) for the year ended
  December 31, 1999                           0                 0                  0                0                 0
                                    -----------       -----------       ------------     ------------     -------------

Balance, December 31, 1999            6,517,200             6,517            308,643                0                 0

Net (loss) for the year ended
  December 31, 2000                           0                 0                  0                0                 0
                                    -----------       -----------       ------------     ------------     -------------

Balance, December 31, 2000            6,517,200             6,517            308,643                0                 0

November 30, 2001, common
  stock issued for services             500,000               500          3,874,500                0                 0

Net (loss) for the year ended
  December 31, 2001                           0                 0                  0                0                 0
                                    -----------       -----------       ------------     ------------     -------------

Balance, December 31, 2001            7,017,200             7,017          4,183,143                0                 0

                                       Deficit
                                     Accumulated
                                     During The               Treasury Stock                    Total
                                     Development        -----------------------------         Stockholders'
                                        Stage             Shares             Amount             Deficit
                                     -----------        -----------       -----------       ----------------
Balance, December 31, 1998           $   (32,247)                 0       $         0       $        (17,087)

1998 - Common stock
  issued for cash                              0                  0                 0                300,000

Net (loss) for the year ended
  December 31, 1999                      (54,829)                 0                 0                (54,829)
                                     -----------        -----------       -----------       ----------------

Balance, December 31, 1999               (87,076)                 0                 0                228,084

Net (loss) for the year ended
  December 31, 2000                      (55,545)                 0                 0                (55,545)
                                     -----------        -----------       -----------       ----------------

Balance, December 31, 2000              (142,621)                 0                 0                172,539

November 30, 2001, common
  stock issued for services                    0                  0                 0              3,875,000

Net (loss) for the year ended
  December 31, 2001                   (3,941,567)                 0                 0             (3,941,567)
                                     -----------        -----------       -----------       ----------------

Balance, December 31, 2001            (4,084,188)                 0                 0                105,972

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                             Accumulated
                                              Common Stock                 Additional                          Other
                                      -----------------------------         Paid-In          Deferred       Comprehensive
                                        Shares            Amount            Capital        Compensation        (Loss)
                                      -----------       -----------       ------------     ------------     -------------
October 29, 2002 - common
  stock issued for business
  acquisition                           3,180,984       $     3,181       $   (313,938)    $          0     $           0

Debt discount arising from
  beneficial conversion
  feature                                       0                 0             33,000                0                 0

Net (loss) for the year ended
  December 31, 2002                             0                 0                  0                0                 0
                                      -----------       -----------       ------------     ------------     -------------

Balance, December 31, 2002             10,198,184            10,198          3,902,205                0                 0

July 1, 2003 - common
  stock issued for services               100,000               101            346,399                0                 0

Debt discount arising from
  beneficial conversion feature                 0                 0            465,750                0                 0

November 20, 2003 - common
  stock issued for services             1,000,000             1,000            109,000                0                 0

                                        Deficit
                                      Accumulated
                                      During The               Treasury Stock                    Total
                                      Development        -----------------------------         Stockholders'
                                         Stage             Shares             Amount             Deficit
                                      -----------        -----------       -----------       ----------------
October 29, 2002 - common
  stock issued for business
  acquisition                         $         0                  0       $         0       $       (310,757)

Debt discount arising from
  beneficial conversion
  feature                                       0                  0                 0                 33,000

Net (loss) for the year ended
  December 31, 2002                      (226,317)                 0                 0               (226,317)
                                      -----------        -----------       -----------       ----------------

Balance, December 31, 2002             (4,310,505)                 0                 0               (398,102)

July 1, 2003 - common
  stock issued for services                     0                  0                 0                346,500

Debt discount arising from
  beneficial conversion feature                 0                  0                 0                465,750

November 20, 2003 - common
  stock issued for services                     0                  0                 0                110,000

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                             Accumulated
                                             Common Stock                 Additional                           Other
                                     -----------------------------         Paid-In          Deferred        Comprehensive
                                       Shares            Amount            Capital        Compensation         (Loss)
                                     -----------       -----------       ------------     ------------      -------------
Stock discount expense               $         0       $         0       $    103,500     $          0      $           0

Deferred compensation                          0                 0                  0         (100,000)                 0

Foreign currency
  translation adjustment                       0                 0                  0                0             (9,339)

Net (loss) for the year ended
  December 31, 2003                            0                 0                  0                0                  0
                                     -----------       -----------       ------------     ------------      -------------

Balance, December 31, 2003            11,298,184            11,299          4,926,854         (100,000)            (9,339)

February 9, 2004 - common
  stock issued for conversion
  of accrued compensation              3,000,000             3,000            297,000                0                  0

February 9, 2004 - warrants
  issued for services                          0                 0             72,000                0                  0

February 2004 - warrants
  issued to retire outstanding
  debt, net of fees                            0                 0          6,186,373                0                  0

                                       Deficit
                                     Accumulated
                                     During The               Treasury Stock                    Total
                                     Development        -----------------------------         Stockholders'
                                        Stage             Shares             Amount             Deficit
                                     -----------        -----------       -----------       ----------------
Stock discount expense               $         0                  0       $         0       $        103,500

Deferred compensation                          0                  0                 0               (100,000)

Foreign currency
  translation adjustment                       0                  0                 0                 (9,339)

Net (loss) for the year ended
  December 31, 2003                   (1,552,457)                 0                 0             (1,552,457)
                                     -----------        -----------       -----------       ----------------

Balance, December 31, 2003            (5,862,962)                 0                 0             (1,034,148)

February 9, 2004 - common
  stock issued for conversion
  of accrued compensation                      0                  0                 0                300,000

February 9, 2004 - warrants
  issued for services                          0                  0                 0                 72,000

February 2004 - warrants
  issued to retire outstanding
  debt, net of fees                            0                  0                 0              6,186,373

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                          Accumulated
                                               Common Stock              Additional                         Other
                                       -----------------------------      Paid-In          Deferred      Comprehensive
                                         Shares            Amount         Capital        Compensation       (Loss)
                                       -----------       -----------    ------------     ------------    -------------
February 2004 - common
  stock issued to retire debt,
  net of fees                            4,330,820       $     4,331    $    980,983     $          0    $           0

February 12, 2004 -
  common stock issued for services         500,000               500         109,500                0                0

February 9, 2004 - common
  stock issued for services                250,000               250          24,750                0                0

February 19, 2004 - common
  stock issued for services                 50,000                50          49,950                0                0

March 19, 2004 - common
  stock issued for services                450,000               450          49,550                0                0

March 29, 2004 - common
  stock issued for services                230,000               230         252,770                0                0

April 1, 2004 - warrants
  issued for services                            0                 0          20,134                0                0

                                         Deficit
                                       Accumulated
                                       During The            Treasury Stock                 Total
                                       Development   -----------------------------       Stockholders'
                                          Stage        Shares             Amount           Deficit
                                       -----------   -----------       -----------     ----------------
February 2004 - common
  stock issued to retire debt,
  net of fees                          $         0             0       $         0     $        985,314

February 12, 2004 -
  common stock issued for services               0             0                 0              110,000

February 9, 2004 - common
  stock issued for services                      0             0                 0               25,000

February 19, 2004 - common
  stock issued for services                      0             0                 0               50,000

March 19, 2004 - common
  stock issued for services                      0             0                 0               50,000

March 29, 2004 - common
  stock issued for services                      0             0                 0              253,000

April 1, 2004 - warrants
  issued for services                            0             0                 0               20,134

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                          Accumulated
                                               Common Stock              Additional                         Other
                                       -----------------------------      Paid-In          Deferred      Comprehensive
                                         Shares            Amount         Capital        Compensation       (Loss)
                                       -----------       -----------    ------------     ------------    -------------
May 1, 2004 - warrants
  issued for services                            0       $         0    $     14,914     $          0    $           0

June 1, 2004 - warrants
  issued for services                            0                 0          11,142                0                0

June 29, 2004 - warrants
  issued for services                            0                 0          11,706                0                0

July 1, 2004 and August 1, 2004 -
  warrants issued for services                   0                 0           7,426                0                0

July 22, 2004 - common
  stock issued for settlement            7,313,333             7,313       4,384,345                0                0

June 25, 2004 - common
  stock issued for services                200,000               200         111,800                0                0

                                         Deficit
                                       Accumulated
                                       During The            Treasury Stock                 Total
                                       Development   -----------------------------       Stockholders'
                                          Stage        Shares             Amount           Deficit
                                       -----------   -----------       -----------     ----------------
May 1, 2004 - warrants
  issued for services                  $         0             0       $         0     $         14,914

June 1, 2004 - warrants
  issued for services                            0             0                 0               11,142

June 29, 2004 - warrants
  issued for services                            0             0                 0               11,706

July 1, 2004 and August 1, 2004 -
  warrants issued for services                   0             0                 0                7,426

July 22, 2004 - common
  stock issued for settlement                    0             0                 0            4,391,658

June 25, 2004 - common
  stock issued for services                      0             0                 0              112,000

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                          Accumulated
                                               Common Stock              Additional                         Other
                                       -----------------------------      Paid-In          Deferred      Comprehensive
                                         Shares            Amount         Capital        Compensation       (Loss)
                                       -----------       -----------    ------------     ------------    -------------
August 6, 2004 - common
  stock issued for cash, net
  of registration right penalty          1,250,000       $     1,250       $ 336,250     $          0    $           0

August 19, 2004 - common
  stock issued as a reset to the
  August 6, 2004 common
  stock issued for cash                    178,572               179          62,321                0                0

October 7, 2004 - common
  stock issued for services                 30,000                30          11,970                0                0

October 29, 2004 - options
  issued for services                            0                 0          19,170                0                0

Debt discount arising from
  beneficial conversion feature                  0                 0         747,150                0                0

Deferred compensation                            0                 0               0          100,000                0

                                         Deficit
                                       Accumulated
                                       During The            Treasury Stock                 Total
                                       Development   -----------------------------       Stockholders'
                                          Stage        Shares             Amount           Deficit
                                       -----------   -----------       -----------     ----------------
August 6, 2004 - common
  stock issued for cash, net
  of registration right penalty        $         0             0       $         0     $        337,500

August 19, 2004 - common
  stock issued as a reset to the
  August 6, 2004 common
  stock issued for cash                          0             0                 0               62,500

October 7, 2004 - common
  stock issued for services                      0             0                 0               12,000

October 29, 2004 - options
  issued for services                            0             0                 0               19,170

Debt discount arising from
  beneficial conversion feature                  0             0                 0              747,150

Deferred compensation                            0             0                 0              100,000

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                          Accumulated
                                               Common Stock              Additional                         Other
                                       -----------------------------      Paid-In          Deferred      Comprehensive
                                         Shares            Amount         Capital        Compensation       (Loss)
                                       -----------       -----------    ------------     ------------    -------------
Foreign currency translation
  adjustment                                     0       $         0    $          0     $          0    $     (36,878)

Net (loss) for the year ended
  December 31, 2004                              0                 0               0                0                0
                                       -----------       -----------    ------------     ------------    -------------

Balance, December 31, 2004              29,080,909            29,082      18,688,058                0          (46,217)

January 3, 2005 - common
  stock issued for services                 10,000                10           5,490                0                0

January 7, 2005 - common
  stock issued for cash                    666,667               667         199,333                0                0

January 31, 2005 -
  common stock issued
  to settle accounts payable               200,000               200         109,800                0                0

February 1, 2005 -
  common stock issued
  for services                              10,000                10           5,290                0                0

                                        Deficit
                                      Accumulated
                                      During The            Treasury Stock                 Total
                                      Development   -----------------------------       Stockholders'
                                         Stage          Shares           Amount           Deficit
                                      ------------  ------------      -----------     ----------------
Foreign currency translation
  adjustment                          $          0             0      $         0     $        (36,878)

Net (loss) for the year ended
  December 31, 2004                    (13,646,428)            0                0          (13,646,428)
                                      ------------  ------------      -----------     ----------------

Balance, December 31, 2004             (19,509,390)            0                0             (838,467)

January 3, 2005 - common
  stock issued for services                      0             0                0                5,500

January 7, 2005 - common
  stock issued for cash                          0             0                0              200,000

January 31, 2005 -
  common stock issued
  to settle accounts payable                     0             0                0              110,000

February 1, 2005 -
  common stock issued
  for services                                   0             0                0                5,300

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                              Accumulated
                                                      Common Stock            Additional                         Other
                                               --------------------------      Paid-In          Deferred      Comprehensive
                                                 Shares         Amount         Capital        Compensation       (Loss)
                                               -----------    -----------    ------------     ------------    -------------
February 17, 2005 -
  warrants issued
  for services                                        0       $       0       $ 224,200       $       0       $       0

March 1, 2005 -
  common stock issued for services               10,000              10           3,990               0               0

March 10, 2005 -
  common stock issued for cash                   50,000              50          19,950               0               0

March 31, 2005 -
  Debt discount arising from beneficial
  conversion feature                                  0               0         165,000               0               0

June 27, 2005 -
  Common stock issued
  for subscription receivable                   500,000             500          99,500               0               0

Foreign currency translation
  adjustment                                          0               0               0               0            (123)

                                                  Deficit
                                                Accumulated
                                                During The            Treasury Stock                 Total
                                                Development   -----------------------------       Stockholders'
                                                   Stage          Shares           Amount           Deficit
                                                ------------  ------------      -----------     ----------------
February 17, 2005 -
  warrants issued
  for services                                  $          0             0      $         0     $        224,200

March 1, 2005 -
  common stock issued for services                         0             0                0                4,000

March 10, 2005 -
  common stock issued for cash                             0             0                0               20,000

March 31, 2005 -
  Debt discount arising from beneficial
  conversion feature                                       0             0                0              165,000

June 27, 2005 -
  Common stock issued
  for subscription receivable                              0             0                0              100,000

Foreign currency translation
  adjustment                                               0             0                0                 (123)

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
            FOR THER PERIOD OF SEPTEMBER 20, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                          Accumulated
                                           Common Stock                 Additional                          Other
                                   -----------------------------         Paid-In          Deferred       Comprehensive
                                     Shares            Amount            Capital        Compensation        (Loss)
                                   -----------       -----------       ------------     ------------     -------------
June 2, 2005 -
  Repurchase of common
  stock with warrants                        0       $         0       $     70,700     $          0     $           0

June 27, 2005 -
  Debt discount arising
  from beneficial conversion
  feature                                    0                 0             30,650                0                 0

Net loss for the six months
  ended June 30, 2005                        0                 0                  0                0                 0
                                   -----------       -----------       ------------     ------------     -------------

Balance, June 30, 2005              30,527,576       $    30,529       $ 19,621,961     $          0     $     (46,340)
                                   ===========       ===========       ============     ============     =============

                                     Deficit
                                   Accumulated
                                   During The                 Treasury Stock                     Total
                                   Development        -----------------------------           Stockholders'
                                      Stage               Shares           Amount               Deficit
                                   ------------       ------------      -----------         ----------------
June 2, 2005 -
  Repurchase of common
  stock with warrants              $          0         (2,500,000)     $   (70,700)         $             0

June 27, 2005 -
  Debt discount arising
  from beneficial conversion
  feature                                     0                  0                0                   30,650

Net loss for the six months
  ended June 30, 2005                (1,011,767)                 0                0               (1,011,767)
                                   ------------       ------------      -----------         ----------------

Balance, June 30, 2005             $(20,521,157)        (2,500,000)     $   (70,700)        $       (985,707)
                                   ============       ============      ===========         ================

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                                       From
                                                For The Six        For The Six      September 20,
                                                Months Ended      Months Ended     1996 (Inception)
                                                June 30, 2005     June 30, 2004    to June 30, 2005
                                                -------------     -------------    ----------------
OPERATING ACTIVITIES:

   Net loss                                     $ (1,011,767)     $(12,674,237)     $(20,521,157)
   Adjustments to reconcile net loss to net
     cash (used) in operating activities:
       Depreciation and amortization                     747             3,464            16,285
       Loss on disposal of fixed asset                 1,542                 0             1,542
       Non-cash interest, beneficial
         conversion feature                          195,650           563,621         1,441,550
       Issuance of equity instruments for
          debt extinguishment cost                         0         6,186,373         6,186,373
       Issuance of stock in settlement
         of accounts payable                          30,000                 0                 0
       Issuance of equity instruments
           for services                              239,000         1,173,288        10,073,517
   Changes in assets and liabilities:
       Deposits                                       (1,407)             (208)           (1,407)
       Prepaid expenses                              (21,935)          (10,000)          (21,935)
       Accrued compensation                                0         4,150,000                 0
       Accrued interest                               15,320            27,128            36,371
       Accounts payable                              146,576            82,252           610,654
                                                ------------      ------------      ------------
         NET CASH (USED) IN
          OPERATING ACTIVITIES                      (406,274)         (498,319)       (2,178,207)
                                                ------------      ------------      ------------
INVESTING ACTIVITIES:
   Cash from acquired subsidiaries                         0                 0             1,980
   Purchase of property and equipment                (64,754)          (11,253)         (142,743)
                                                ------------      ------------      ------------
         NET CASH (USED) BY
             INVESTING ACTIVITIES                    (64,754)          (11,253)         (140,763)
                                                ------------      ------------      ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock            220,000                 0           935,160
   Proceeds from issuance of
     debt to related parties                               0                 0            39,840
   Proceeds from issuance of
     debt, shareholders, net of fees                 241,000           510,000         1,419,762
   Payment on debt, shareholders,
     net of fees                                           0                 0           (27,500)
                                                ------------      ------------      ------------
       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                       461,000           510,000         2,367,262
                                                ------------      ------------      ------------

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                               From
                                           For The Six      For The Six     September 20,
                                           Months Ended     Months Ended   1996 (Inception)
                                             June 30,         June 30,       to June 30,
                                               2005             2004             2005
                                           ------------    -------------   ---------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS             $       (123)   $     (26,254)  $       (46,340)
                                           ------------    -------------   ---------------

       NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS             (10,151)         (25,826)            1,952

CASH AND CASH EQUILAVENTS,
   Beginning of period                           12,103           27,942                 0
                                           ------------    -------------   ---------------

CASH AND CASH EQUIVALENTS,
   End of period                           $      1,952    $       2,116   $         1,952
                                           ============    =============   ===============


                                                         June 30,       June 30,
                                                          2005           2004
                                                       ----------     ----------
 SUPPLEMENTAL DISCLOSURE OF:
     Cash paid for interest                            $        0     $      322
     Cash paid for taxes$                                       0     $        0

NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Issuance of equity instruments for payment
        of accounts payable                            $  110,000     $        0
     Issuance of equity instruments for services       $  239,000     $1,173,288
     Issuance of equity instruments for repurchase
        of common stock                                $   70,700     $        0
     Issuance of stock for accrued compensation        $        0     $  350,000
     Conversion of debt to equity                      $        0     $1,033,475
     Conversion of debt to warrants                    $        0     $6,186,373
     Non-cash interest expense from
        amortization of debt discount                  $  195,650     $  563,621

    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Presentation

            The  interim  condensed  consolidated  financial  statements  of SBS
            Interactive,  Co.  are  condensed  and do not  include  some  of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Accordingly, your attention is directed to footnote disclosure found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SBS Interactive, Inc. and High Plateau Holdings, Inc. All material intercompany accounts and transactions have been eliminated.

            Loss Per Share

            Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal period. At June 30, 2005, the Company had stock warrants outstanding that could potentially be exercised into 9,549,043 additional common shares and stock options outstanding that could potentially be exercised into 925,000 additional shares. The Company additionally had debentures outstanding at June 30, 2005 that could potentially be converted into 3,390,700 additional shares. Such potentially issuable shares are excluded from the computation of net loss per share since the effect would be anti-dilutive. Should the Company report net income in a future period, diluted net income per share will be separately disclosed giving effect to the potential dilution that could occur if the then outstanding stock warrants, options and debentures were exercised and converted into common shares.

            Treasury Shares

            We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. We account for the treasury shares using the cost method.


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

            The Company estimates the aggregate fair value of all stock warrants issued to related parties at the grant date to be $224,200, for 500,000 warrants at $0.60 for six years, (the Company expensed the full fair value on date of grant during the six months ended June 30, 2005) by using the Black-Scholes option pricing model based on the following assumptions:

                                                                 June 30,
                                                                   2005
                                                                 --------
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


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            New Accounting Pronouncements (Continued)

            In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R),l to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

            In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has no transactions that would be subject to SFAS 154.

            The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

            Going Concern

            The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of its assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $20 million and, at June 30, 2005, has a working capital deficit of $1,121,678. The Company presently has no established source of revenue. All of these factors raise uncertainty about the Company's ability to continue as a going concern.

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


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2      NOTES PAYABLE, SHAREHOLDERS

            The notes payable consist of the following:

            Note payable to related party, due on
            demand, bearing interest at 5%
            per annum, unsecured                                    $100,000

            Notes payable to related party, due on
            demand, bearing interest at 6% per
            annum, secured                                           578,140
                                                                    --------
                                                                    $678,140
                                                                    ========

            In March 2005, the Company received a $165,000 convertible note from Arthur Cohn, convertible at $0.20 into one share of the Company's common stock and two warrants to purchase the Company's common stock
            1) at $1.00 per share and 2) at $1.25 per share for three years. As a provision to the note, the conversion price resets upon 1) issuance of the Company's common stock at terms more favorable to this note and 2) other anti-dilution events. The note has a stated interest rate of 6% per annum and due upon demand. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was initially calculated at an estimated fair value of $165,000 and the warrants upon conversion would have no allocated value to be recognized upon conversion. Given that the note is due upon demand, the Company has recorded a $165,000 debt discount arising from the beneficial conversion feature on this note during the six months ended June 30, 2005.

            In June 2005, the Company received a $76,000 convertible note from Arthur Cohn, convertible at $0.20 into one share of the Company's common stock and two warrants to purchase the Company's common stock
            1) at a $1.00 per share and 2) at $1.25 per share for three years. As a provision to the note, the conversion price resets upon 1) issuance of the Company's common stock at terms more favorable to this note and 2) other anti-dilution events. The note has a stated interest rate of 6% per annum and due upon demand. In accordance with EITF 98-5 and 00-27, the note contained a beneficial conversion feature which was initially calculated at an estimated fair value of $30,650 and the warrants upon conversion would have $45,350 allocated value to be recognized upon conversion. Given that the note is due upon demand, the Company has recorded a $30,650 debt discount arising from the beneficial conversion feature on this note during the six months ended June 30, 2005.


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2      NOTES PAYABLE, SHAREHOLDERS (CONTINUED)

            Pursuant to his rights under a master loan agreement executed in March 2004, Arthur Cohn, has the right to accept or reject any issuance of shares, save and except that the Board of Directors shall have the right, without the consent of Arthur Cohn, to at any time, issue an aggregate of 350,000 shares.

NOTE 3      COMMON STOCK

            Shares Issued for Cash

            On January 7, 2005, the Company sold 666,667 shares of its common stock for cash at $0.30 per share for a total of $200,000 to an unrelated party.

            On March 10, 2005, the Company sold 50,000 shares of its common stock and two warrants for $0.40 per unit for a total of $20,000 to RP Capital, LLC, an entity that is owned by the former outside legal counsel for the Company. The warrants are exercisable at $1.00 for the first 50,000 and $1.25 for the remaining 50,000 and expire in three years. During the six months ended June 30, 2005, the Company incurred and paid $85,198 in legal fees from services rendered by this counsel.

            Shares Issued for Services

            On January 3, 2005, the Company issued 10,000 common shares having a fair value of $0.55 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $5,500 was recognized during the six months ended June 30, 2005 on the statement of operations.

            On January 31, 2005, the Company approved the issuance of 200,000 common shares having a fair market value of $0.55 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to its former legal counsel for the settlement of $80,000 of accounts payable balance as of December 31, 2004. The Company recorded an additional expense related to the fair market value of the stock issued in the amount of $30,000, which was in excess of the liability.

            On February 1, 2005, the Company issued 10,000 common shares having a fair value of $0.53 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $5,300 was recognized during the six months ended June 30, 2005 on the statement of operations.


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3      COMMON STOCK (CONTINUED)

            Shares Issued for Services (continued)

            On March 1, 2005, the Company issued 10,000 common shares having a fair value of $0.40 per share, which was the closing value of the Company's common stock as indicated on the OTCBB on date of grant, to a consultant for services performed. An expense of $4,000 was recognized during the six months ended June 30, 2005 on the statement of operations.

            Shares Issued For Subscription Receivable

            On June 27, 2005, the Company sold 500,000 shares of its common stock and 500,000 warrant for $0.20 per unit for a total of $100,000 to Magnum Investments, AVV, an unrelated entity. The warrants are exercisable at $1.00 each and expire in two years. The Company subsequently received the $100,000 on July 8, 2005.

            Repurchase of Common Stock

            On June 2, 2005, the Company repurchased 2,500,000 shares of common stock from Todd Gotlieb, the Company's President and CFO, in exchange for 500,000 warrants. The warrants are exercisable at $0.10 each and expire in two years. The Company recorded the issuance of these warrants valued at $70,700 using the Black-Scholes option pricing model with the following assumptions: life of two years, volatility of 254% and a risk free interest rate of 3.64%.

            Warrants Issued for Services

            On February 17, 2005, the Company granted Marcus Cohn, Managing Director of Clearsite, Ltd. warrants to purchase up to 500,000 shares  of common  stock at an  exercise  price of $0.60,  for three years, in accordance with a non-exclusive consulting agreement between the Company and Clearsite, Ltd. During the six months ended June 30, 2005, $224,200 was charged to expense as non-cash compensation. The Company recorded the issuance of these warrants valued at $224,200 using the Black-Scholes Option pricing model with the following assumptions: life of 3 years, volatility of 191.3% and a risk free interest rate of 4.0%.


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3      COMMON STOCK (CONTINUED)

            Warrants Issued for Services (Continued)

            The  following  table  summarizes   information  about  fixed  stock
            warrants outstanding at June 30, 2005:

                                                                                         Warrants
                         Warrants Outstanding                                           Exercisable
      -------------------------------------------------------------           ----------------------------
                                        Weighted
                                         Average           Weighted                               Weighted
      Range of                          Remaining          Average                                Average
      Exercise           Number        Contractual         Exercise             Number            Exercise
       Prices          Outstanding        Life              Price             Exercisable          Price
      -------          -----------     -----------         --------           -----------        ---------
      $  1.25           1,300,000          2.0               1.25              1,300,000          $ 1.25
         1.00           6,130,820          1.8               1.00              6,130,820            1.00
         0.85           1,118,223          1.7               0.85              1,118,223            0.85
         0.60             500,000          2.6               0.60                500,000            0.60
         0.10             500,000          1.9               0.10                500,000             .10

            Options

            As of June 30, 2005, the Company had 925,000 stock options outstanding and excercisable with a weighted average life of 40 months, weighted average exercise price of $0.53 and weighted average fair value of $0.17.

NOTE 4      RELATED PARTY TRANSACTIONS

            Fees totaling $187,198 and $94,303 have been paid to officers, related parties and related entities during the six months ended June 30, 2005 and 2004, respectively. Additionally, the Company paid $224,200 and $216,000 in non-cash compensation to officers, related parties and related entities during the six months ended June 30, 2005 and 2004, respectively.


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5      COMMITMENTS AND CONTINGENCIES

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

            During June 2005, the Company failed to pay Ultimatte the quarterly minimum amounts due and lost the exclusive right to use the Keyer unit chipset and binary code. Therefore Ultimatte received the right to use the Keyer unit chipset and binary code for any purpose, including the right to manufacture, sell, rent or license the same to others with all other terms and conditions to remain the same. On June 8, 2005, Ultimatte delivered to the Company a letter which stated that a result of the Company's failure to pay the minimum amounts due, Ultimatte has the right to use the "Keyer Unit chipset and binary code".


    See accompanying notes to the Condensed Consolidated Financial Statements

                              SBS INTERACTIVE, CO.
                        (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

            Rent expense for the six months ended June 30, 2005 and 2004 amounted to $23,245 and $11,450. On February 3, 2005, the Company accepted assignment of a five year lease, ending on September 30, 2008, from a related company. During May 2005, the Company and the parties involved in the assignment of the five year lease mutually agreed to cancel the assignment of such lease. On May 15, 2005, the Company relocated its office and entered into a one year lease, ending on May 31, 2006. The lease calls for base monthly rental payments of $808 plus applicable operating expenses and taxes.


    See accompanying notes to the Condensed Consolidated Financial Statements

Item 2. - Management's Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains "forward-looking statements". These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe", "anticipate", "expect", "intend", "plan", "may" and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the financial statements included in this report, as well as the following:

      o Our lack of capital and whether or not we will be able to raise capital when we need it;
      o Whether or not we are able to successfully market our product, our overall ability to successfully compete in our market and our industry;
      o Whether or not we will continue to receive the services of our principal executive officer, principal financial officer and director, Mr. Todd Gotlieb; and
      o     Other factors, some of which will be outside our control.

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

We believe that our technology can be used not only for the entertainment purposes, but also as a teaching and training tool. For exercising or athletics for example, the user can watch him or herself stand next to the instructor and follow the instructor's lead. This allows the user to compare his or her activity to the instructor's and immediately correct or modify the activity, if necessary. Other potential uses by consumers for our interactive video technology include children's programs, video karaoke, performance training and enhancement (including musical instrument training, acting workshops, singing and dancing training), theme parties and adult entertainment. In the business and institutional markets, the potential uses for the product include product and procedural training and testing, military and security training, language education, training and educating the learning disabled, and public speaking training.

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

In August 2004, we received our first purchase order for the set-top boxes. The amount of the purchase order was $280,000. The customer continues to remain in contact with the Company, and still expects delivery of the products and to honor its obligation under the purchase order when such products become commercially available.

On July 16, 2002, we, SBS Interactive, Inc., a Nevada corporation (referred to as "Interactive" in this discussion) and SBS Acquisition, Inc., our wholly owned subsidiary, executed a Merger Agreement. On October 29, 2002, we completed the merger by issuing 3,180,984 shares of our common stock to the stockholders of Interactive in exchange for all of the Interactive issued and outstanding stock.

PLAN OF OPERATION

As a development stage company, our capital requirements, particularly as they relate to product development, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch our product, whether or not a market develops, and the pace at which the technology involved in making our product changes.

Since our inception, we have relied on loans, sales of our securities and stock and options issued for services to sustain our operations. We will continue to do this until we are able to support our operations through sales of our product; however, we cannot assure you that this we will ever occur. We cannot guarantee that the financing will be available to support our business and if we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to continue our operations.

In February 2004, we reached an agreement with three of our creditors, including Mr. Todd Gotlieb, our President, Challure Holdings, an entity controlled by Mr. Barry Alter, a former director, and Mr. Arthur Cohn, our largest stockholder, to pay approximately $974,435 of our debt with our common stock. In conjunction with these agreements, we also agreed to issue to each creditor a warrant to purchase our common stock at exercise prices of $0.85 and $1.00 per share. These agreements were subsequently prepared and executed in March 2004. When we are able to do so, we also pay consultants with our common stock, to conserve our cash.

Our largest stockholder, Mr. Arthur Cohn, has continued to lend us money, as we need it. In July 2004, we executed five agreements with Mr. Cohn. Pursuant to the First Amendment to Assignment and Agreement to Convert Debt, we agreed to issue to Mr. Cohn an additional 7,313,333 shares of our common stock to settle alleged claims Mr. Cohn asserted relating to his agreement, in March 2004, to convert loans made by him to our securities. The Master Loan Agreement governs current and future loans made to us by Mr. Cohn. The Pledge and Security Agreement secures the repayment of any loans made by Mr. Cohn to us with our assets. The Secured Convertible Promissory Note in the amount of $100,000 originally allowed Mr. Cohn to covert the principal and interest of the loan into shares of our common stock at the price of $0.50 per share, although this price was reduced to $0.20 per share in November 2004 as a result of certain anti-dilution rights Mr. Cohn has, which required us to reset the price per share. The loan bears interest at 6% per annum and is payable on demand. Mr.
Cohn's anti-dilution rights will entitle him to convert the principal and interest of the loan into 500,000 shares of our common stock (rather than 200,000 shares). Mr. Cohn also received a Common Stock Purchase Warrant that is subject to the anti-dilution rights and now allows him to purchase up to 1,000,000 shares of our common stock (rather than 400,000 shares), 500,000 shares at an exercise price of $1.00 and 500,000 shares at an exercise price of $1.25. Pursuant to his rights under the Master Loan Agreement, Arthur Cohn has the right to accept or reject any issuance of shares, save and except that the Board of Directors shall have the right, without the consent of Arthur Cohn, to issue an aggregate of 350,000 shares at any time.

On July 26, 2004, we borrowed an additional $27,500 from Mr. Cohn. This loan was paid from the proceeds of the private offering of units we undertook in August 2004.

In August 2004, we completed an offering of units to accredited investors, including an investor who was outside the United States of America. The units were comprised of one share of our common stock and warrants to purchase two shares of our common stock for each unit purchased. The unit price was $0.40, and the warrant exercise prices were $1.00 and $1.25, respectively. We raised $500,000 in this offering. The proceeds of the offering have been used primarily to pay for operating expenses and for expenses relating to the launch of our product. Even with the proceeds from this offering, we will need to raise additional funds soon to continue our operations. Pursuant to the terms of an agreement we have with our largest security holder, Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will be required to severely curtail, or even cease, our operations.

In November 2004, we received an additional loan from Arthur Cohn in the amount of $150,000. Pursuant to the terms of the Secured Convertible Promissory Note, the loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. The loan is secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 1,500,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

In December 2004, we received an additional loan from Arthur Cohn in the amount of $87,150. Pursuant to the terms of the Secured Convertible Promissory Note, the loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. The loan is secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 430,750 shares of our common stock. The warrant may be exercised at a price of $1.00 per share.

In June 2005, we received an additional loan from Arthur Cohn in the amount of $76,000. Pursuant to the terms of the Secured Convertible Promissory Note, the loan bears interest at the rate of 6% and is due upon demand. In the event of a default, the interest rate will increase to 15%. The loan is secured by all of our assets. At his election, Mr. Cohn may convert the principal amount of the loan, as well as all accrued interest, into our common stock at the rate of $0.20 per share. Upon conversion of the loan, he will also receive a warrant to purchase up to 760,000 shares of our common stock. The warrant may be exercised as to one-half the common stock at a price of $1.00 per share and as to the remaining shares of common stock at a price of $1.25 per share.

Our development stage expenses for the three and six months ended June 30, 2005 were $226,016 and $800,797, respectively, as compared to $5,100,100 and $12,099,476 for the three and six months ended June 30, 2004, respectively. During the six months ended June 30, 2004, we granted common stock and warrants to induce conversion of debt and settle claims valued at $10,574,373. During the six months ended June 30, 2005, we issued common stock and warrants to consultants and our former legal counsel in exchange for services rendered to us, which accounted for $269,000 in expense as compared to a total of $935,288 in non-cash compensation expenses for the six months ended June 30, 2004. Other operating expenses for the three and six months ended June 30, 2005 included selling, general and administrative expenses of $226,016 and $531,797, respectively, as compared to $245,812 and $589,815 for the three and six months ended June 30, 2004, respectively. The decrease in selling, general and administrative expenses for the six months ended June 30, 2005 was due to the lack of cash on hand and credit resources to afford business promotion and research and development expenditures. We have adopted two employee benefit plans that will permit us to pay employees, officers, directors, consultants and agents with our common stock or options to purchase common stock, so long as the services these individuals render to us do not relate to capital raising transactions. With the consent of Mr. Arthur Cohn, we will continue to pay compensation and debt with our securities whenever possible, in order to conserve our cash for operations.

Our loss from operations for the three and six months ended June 30, 2005 was $226,016 and $800,797, respectively, as compared to loss from operations of $5,100,000 and $12,099,476 for the three and six months ended June 30, 2004, respectively. As a result of the payment of debt with securities and the issuance of debt securities, we incurred non-cash interest expense for the six months ended June 30, 2005 of $195,650, as compared to non-cash interest expense in the amount of $563,621 for the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 was $15,320 as compared to interest expense of $11,141 for the six months ended June 30, 2004. Interest expense relates to a loan of $100,000 made to us by Maple Leaf Holdings that accrues interest at the rate of 5% per annum and loans from Mr. Cohn of $578,140 that accrue interest at the rate of 6% per annum.

Because of the increase in expenses related to implementation of our business plan, including the expenses we incurred by paying compensation and loans with our securities, our net loss for the three and six months ended June 30, 2005 was $265,596 and $1,011,767, respectively, as compared to a net loss of $5,125,980 and $12,674,237 for the three and six months ended June 30, 2004, respectively.

In May 2004, we received the completed prototype of the Side-by-Side(TM) set-top box and we began our marketing efforts. A dance and fitness instruction facility, a global digital media company and a team of stunt professionals have agreed to use our product and to act as value-added resellers of our Side-by-Side hardware. We have not yet earned any revenues from the sales of our product. Even though we have received our first purchase order for our product, we do not anticipate that sales of our product will immediately provide us with the revenue we need to maintain our operations. In order to maintain our operations, we will be required to either continue borrowing money or to raise money through the sale of our securities. Pursuant to the terms of an agreement we have with our largest security holder, Mr. Arthur Cohn, we may not issue more than 350,000 shares of common stock without his consent. Mr. Cohn is not required to give us his consent, nor is he required to loan us additional funds. If we are unable to borrow money or to raise funds through the sale of our securities, we will have to severely curtail, or even cease, our operations.

Net cash used in operating activities for the six months ended June 30, 2005 was $406,274 as compared to $498,319 in net cash used in operating activities for the six months ended June 30, 2004.

We used $64,754 to purchase property and equipment during the six months ended June 30, 2005, as compared to $11,253 used to purchase property and equipment during the six months ended June 30, 2004. This increase in investment in property and equipment related to the ramp-up of our business.

During the six months ended June 30, 2005, $220,000 was provided to us from net proceeds raised through the sale of units composed of common stock and warrants and $241,000 was provided to us from shareholder loans. During the six months ended June 30, 2004, we raised no money through sales of our securities, although we received $510,000 from shareholder loans.

As of June 30, 2005, we had a deficit accumulated during the development stage of $20,521,157 and a working capital deficiency of approximately $1,121,678. Our auditor, Stonefield Josephson, Inc., has issued a "going concern" report on our consolidated financial statements for the six months ended June 30, 2005. In that report and in the notes to the condensed consolidated financial statements, the auditor noted that we have generated no revenues and that our continued existence will be dependent on our ability to resolve our liquidity problems and to obtain adequate financing to fulfill our development activities. These factors raise uncertainty about our ability to continue as a going concern.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2005, the Company sold to Magnum Investments AVV 500,000 shares of its common stock and one warrant to purchase 500,000 shares of the Company's common stock for $0.20 per share for a combined purchase price of $100,000. The warrant is exercisable at $1.00 per share and expires in two years. These securities were issued in reliance on Regulation S promulgated under the Securities Act of 1993. The offer and sale of the securities occurred outside of the United States. Pursuant to his rights under the Master Loan Agreement, Arthur Cohn consented to the issuance of the shares and warrant in connection with this transaction.

The net proceeds from the foregoing cash transaction, described in this Item 2, are for use as general working capital.

On June 2, 2005, Todd Gotlieb exchanged 2,500,000 shares of common stock of SBS Interactive, Co. for a warrant to purchase 500,000 shares of common stock of SBS Interactive, Co., exercisable within 24 months of its issuance, for $0.10 per share. Arthur Cohn, pursuant to his rights under the reset provision of the Master Loan Agreement, agreed to waive such reset rights in connection with the Company's grant of a warrant, dated June 2, 2005, to Todd Gotlieb.

Item 3. - Defaults Upon Senior Securities.

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. - Other Information.

On June 2, 2005, Todd Gotlieb exchanged 2,500,000 shares of common stock of SBS Interactive, Co. for a warrant to purchase 500,000 shares of common stock of SBS Interactive, Co., exercisable within 24 months of its issuance, for $0.10 per share. Arthur Cohn, pursuant to his rights under the reset provision of the Master Loan Agreement, agreed to waive such reset rights in connection with the Company's grant of a warrant, dated June 2, 2005, to Todd Gotlieb.

On June 27, 2005, the Company sold to Magnum Investments AVV 500,000 shares of its common stock and one warrant to purchase 500,000 shares of the Company's common stock for $0.20 per share for a combined purchase price of $100,000. The warrant is exercisable at $1.00 per share and expires in two years. These securities were issued in reliance on Regulation S promulgated under the Securities Act of 1993. The offer and sale of the securities occurred outside of the United States. Pursuant to his rights under the Master Loan Agreement, Arthur Cohn consented to the issuance of the shares and warrant in connection with this transaction.

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

      10.1 Common Stock Purchase Warrant, dated June 2, 2005, by and between the Company and Todd Gotlieb*

      10.2 Secured Convertible Promissory Note dated June 27, 2005, by and between the Company and Arthur Cohn*

      10.3 Offshore Restricted Securities Subscription Agreement, dated June 27, 2005, by and between the Company and Magnum Investments AVV*

      10.4 Common Stock Purchase Warrant, dated June 27, 2005, by and between the Company and Magnum Investments AVV*

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

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SBS Interactive, Co.


Date: August 15, 2005         By:         /s/ TODD GOTLIEB
      ---------------            -------------------------------------------
                                            Todd Gotlieb

                                 President and Principal Accounting Officer
                                 (the Company's principal executive officer
                                     and principal financial officer)

                                  EXHIBIT INDEX

     Exhibit No.                      Description of Exhibits
     -----------                      -----------------------
      10.1 Common Stock Purchase Warrant, dated June 2, 2005, by and between the Company and Todd Gotlieb

      10.2 Secured Convertible Promissory Note dated June 27, 2005, by and between the Company and Arthur Cohn

      10.3 Offshore Restricted Securities Subscription Agreement, dated June 27, 2005, by and between the Company and Magnum Investments AVV

      10.4 Common Stock Purchase Warrant, dated June 27, 2005, by and between the Company and Magnum Investments AVV

      31               Certification pursuant to Rule 13a-14(a) and 15d-14(a)

      32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002